Form 10-Q
period 2026-06-30
iShares Bitcoin Premium Income ETF
filed 2026-08-11
CIK 2089969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-43350

iShares® Bitcoin Premium Income ETF

(Exact name of registrant as specified in its charter)

Delaware	35-2936434
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o iShares Delaware Trust Sponsor LLC
400 Howard Street
San Francisco, California 94105

(Address of principal executive offices) (Zip Code)

(415) 670-2000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares	BITA	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 31, 2026, the Registrant had 1,120,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Bitcoin Premium Income ETF

Statement of Assets and Liabilities (Unaudited)

At June 30, 2026

June 30, 2026
Assets
Investment in bitcoin, at fair value(a)	$28,595,505
Investments, at fair value — affiliated(b)	14,251,772
Receivable for capital shares sold	14,437,257
Receivable for options premium	53,648
Receivable for dividends — affiliated	20
Total Assets	57,338,202

Liabilities
Sponsor’s fee payable	5,357
Payable for investments purchased	14,520,219
Options written, at value(c)	165,163
Total Liabilities	14,690,739

Commitments and contingent liabilities (Note 6)	—

Net Assets	$42,647,463

Shares issued and outstanding(d)	880,000
Net asset value per Share (Note 2E)	$48.46

(a)	Cost of investment in bitcoin is $29,377,708.
(b)	Cost of investments — affiliated is $14,669,416.
(c)	Premiums received $430,939.
(d)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Bitcoin Premium Income ETF

Statement of Operations (Unaudited)

For the Period from April 21, 2026 (Date of Seeding) to June 30, 2026

For the Period from April 21, 2026 (Date of Seeding) to June 30, 2026
Investment Income
Dividends – affiliated	$20
Total investment income	20

Expenses
Sponsor’s fee	6,135
Sponsor’s fee waived	(778)
Total expenses	5,357
Net investment loss	(5,337)

Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Options written	79,073
Net realized gain	79,073 (b)
Net change in unrealized appreciation/depreciation on:
Investments – affiliated	(417,644)
Investments in bitcoin	(782,203)
Options written	265,776
Net change in unrealized appreciation/depreciation	(934,071)
Net realized and unrealized loss	(854,998)

Net decrease in net assets resulting from operations	$(860,335)

Net decrease in net assets per Share(a)	$(6.47)

(a)	Net decrease in net assets per Share based on average shares outstanding during the period.
(b)	Includes $79,073 of realized gains and $0 of realized losses.

See notes to financial statements.

iShares® Bitcoin Premium Income ETF

Statement of Changes in Net Assets (Unaudited)

For the Period from April 21, 2026 (Date of Seeding) to June 30, 2026

For the Period from April 21, 2026 (Date of Seeding) to June 30, 2026
Net Assets at April 21, 2026	$—

Operations:
Net investment loss	(5,337)
Net realized gain	79,073
Net change in unrealized appreciation/depreciation	(934,071)
Net decrease in net assets resulting from operations	(860,335)

Capital Share Transactions:
Contributions for Shares issued	43,507,798
Distributions for Shares redeemed	—
Net increase in net assets from capital share transactions	43,507,798

Increase in net assets	42,647,463

Net Assets at June 30, 2026	$42,647,463

Shares issued and redeemed
Shares issued	880,000
Shares redeemed	—
Net increase in Shares issued and outstanding	880,000

See notes to financial statements.

iShares® Bitcoin Premium Income ETF

Statement of Cash Flows (Unaudited)

For the Period from April 21, 2026 (Date of Seeding) to June 30, 2026

For the Period from April 21, 2026 (Date of Seeding) to June 30, 2026
Cash Flows from Operating Activities
Net decrease in net assets resulting from operations	$(860,335)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of bitcoin	(19,707,876)
Purchases of investments	(9,850,814)
Proceeds from sales of investments	31,785
Net change in unrealized appreciation/depreciation	1,199,847
Change in options written, at value	165,163
Change in operating assets and liabilities:
Receivable for dividends – affiliated	(20)
Sponsor’s fee payable	5,357
Receivable for options premium	(53,648)
Net cash used in operating activities	$(29,070,541)

Cash Provided by Financing Activities
Proceeds from issuance of Shares	$29,070,541
Net cash provided by financing activities	$29,070,541

Cash
Net increase in cash	$—
Cash, beginning of period	—
Cash, end of period	$—

See notes to financial statements.

iShares® Bitcoin Premium Income ETF

Schedule of Investments (Unaudited)

At June 30, 2026

Security	Quantity	Fair Value
Investments
iShares® Bitcoin Trust ETF(a)(b) (Cost: $14,649,322)	425,080	$14,231,678
Bitcoin (Cost: $29,377,708)	484	28,595,505
BlackRock Cash Funds: Treasury, SL Agency Shares, 3.62%(a)(c) (Cost: $20,094)	20,094	20,094
Total Investments Before Options Written — 100.47% (Cost: $44,047,124)		42,847,277
Options Written — (0.39)% (Premiums Received: $(430,939))		(165,163)
Total Investments Net of Options Written — 100.08% (Cost: $43,616,185)		42,682,114
Liabilities in Excess of Other Assets — (0.08)%		(34,651)
Net Assets — 100.00%		$42,647,463

(a)	Affiliate of the Trust.
(b)	All or a portion of the security has been pledged and/or segregated as collateral in connection with outstanding exchange-traded options written.
(c)	Annualized 7-day yield as of period end.

Affiliates

Affiliated Issuer	Value at 04/21/26	Purchases at Cost		Proceeds from Sales	Net Realized Gain (Loss)	Change in Unrealized Appreciation (Depreciation)	Value at 06/30/26	Shares Held at 06/30/26	Income	Capital Gain Distributions from Underlying Trusts
BlackRock Cash Funds: Treasury, SL Agency Shares	$—	$20,094	(a)	$—	$—	$—	$20,094	20,094	$20	$—
iShares® Bitcoin Trust ETF	—	14,649,322		—	—	(417,644)	14,231,678	425,080	—	—
					$—	$(417,644)	$14,251,772		$20	$—

(a)	Represents net amount purchased (sold).

Derivative Financial Instruments Outstanding as of Period End

Exchange-Traded Options Written

Description	Number of Contracts	Expiration Date	Exercise Price		Notional Amount (000)		Value
Call
iShares® Bitcoin Trust ETF	959	07/02/26	USD	35.00	USD	3,211	$(3,136)
iShares® Bitcoin Trust ETF	959	07/10/26	USD	35.00	USD	3,211	(26,844)
iShares® Bitcoin Trust ETF	959	07/17/26	USD	36.00	USD	3,211	(26,841)
iShares® Bitcoin Trust ETF	959	07/24/26	USD	34.00	USD	3,211	(108,342)
							$(165,163)

See notes to financial statements.

iShares® Bitcoin Premium Income ETF

Notes to Financial Statements (Unaudited)

June 30, 2026

1 -	Organization

The iShares Bitcoin Premium Income ETF (the “Trust”) was organized on September 25, 2025 as a Delaware statutory trust. The trustee is BlackRock Fund Advisors (the "Trustee"), which is responsible for the day-to-day administration of the Trust. The Trust’s sponsor is iShares Delaware Trust Sponsor LLC, a Delaware limited liability company (the "Sponsor"). The Bank of New York Mellon serves as the "Trust Administrator". The Trust is governed by the provisions of the Second Amended and Restated Trust Agreement (the "Trust Agreement") executed by the Sponsor, the Trustee and Wilmington Trust, National Association, a national association ("Delaware Trustee"), as of June 4, 2026. The Trust issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets.

On April 21, 2026, BlackRock Financial Management, Inc. (the “Seed Capital Investor”) purchased 2,000 Shares for $100,000 at a per-Share price of $50.00 (the “Seed Creation Baskets”). The Seed Capital Investor did not receive from the Trust, the Sponsor or any of their affiliates any fee or other compensation in connection with the purchase of Seed Creation Baskets. On June 9, 2026, the Trust purchased approximately 110 bitcoin with the proceeds of the Seed Creation Baskets using Coinbase Inc. (the “Prime Execution Agent”). The costs incurred in connection with the purchase of bitcoin with the proceeds of the Seed Creation Baskets were borne by the Trust. The Sponsor’s fee started accruing daily at an annualized rate equal to 0.65% of the net asset value of the Trust on June 10, 2026.

The Trust’s registration statement on Form S-1 relating to its continuous public offering of Shares was declared effective by the Securities and Exchange Commission (“SEC”) on June 12, 2026 (Effective Date) and the Shares were listed on The Nasdaq Stock Market LLC (“NASDAQ”) on June 16, 2026.

The Trust seeks to reflect generally the performance of the price of bitcoin while providing premium income by writing (selling) call options primarily on iShares® Bitcoin Trust ETF ("IBIT") shares and, from time to time, on Exchange-Traded Products Indices ("ETP Indices"). This strategy may be impacted by changes in the value of IBIT shares, ETP Indices, limitations in the Trust’s ability to write or close options, risks related to trading options, and the risk that the Clearing Agent could default on its obligations. Premiums received may not be sufficient to offset losses from volatility in bitcoin, IBIT shares, or ETP Indices over time. The Trust seeks to reflect such performance before payment of the Trust’s expenses and liabilities.

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the SEC. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements, have been made. Interim period results are not necessarily indicative of results for a full-year period.

The Trust qualifies as an investment company solely for accounting purposes and not for any other purpose and follows the accounting and reporting guidance under the Financial Accounting Standards Board Accounting Standards Codification Topic 946, Financial Services - Investment Companies, but is not registered, and is not required to be registered, as an investment company under the Investment Company Act of 1940, as amended.

2 -	Significant Accounting Policies

A.	Basis of Accounting

The following significant accounting policies are consistently followed by the Trust in the preparation of its financial statements in conformity with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

B.	Bitcoin

Coinbase Custody Trust Company, LLC (the “Bitcoin Custodian”) is responsible for safekeeping the bitcoin owned by the Trust. Anchorage Digital Bank N.A. is the “Additional Bitcoin Custodian” for the Trust. At the current time, the Sponsor has no plans to move any of the Trust’s bitcoin to the Additional Bitcoin Custodian. The Bitcoin Custodian and the Additional Bitcoin Custodian are appointed by the Trustee.

The net asset value of the Trust on any given day is computed by subtracting the Trust’s accrued expenses and liabilities, which include the Trust’s options positions from the value of the Trust’s total assets, which consist of: (1) the Trust’s bitcoin, IBIT shares, and cash; (2) any earnings on those assets; and (3) any other assets of the Trust, in each case as of the close of trading on that day, each determined by the Trustee pursuant to policies established from time to time by the Trustee or its affiliates or otherwise described herein. The Trust’s periodic financial statements are prepared in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurement” and utilize an exchange-traded price from the Trust’s principal market for bitcoin as of 11:59 p.m. Eastern Time (“ET”) on the Trust’s financial statement measurement date. The Sponsor determines in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements in accordance with U.S. GAAP. The Trust engages a third-party vendor to obtain a price from a principal market for bitcoin, which is determined and designated by such third-party vendor daily based on its consideration of several exchange characteristics, including oversight, and the volume and frequency of trades.

The Sponsor has the exclusive authority to determine the Trust’s net asset value, which it has delegated to the Trustee under the Trust Agreement. The Trustee has delegated to the Trust Administrator the responsibility to calculate the net asset value of the Trust and the net asset value per Share (“NAV”), based on a pricing source selected by the Trustee. In determining the Trust’s net asset value, the Trust Administrator values the bitcoin held by the Trust based on an index (the “Index”), unless the Sponsor in its sole discretion determines that the Index is unreliable. The methodology used to calculate the Index price to value bitcoin in determining the net asset value of the Trust may not be deemed consistent with U.S. GAAP. The CME CF Bitcoin Reference Rate – New York Variant for the Bitcoin – U.S. Dollar trading pair (the “CF Benchmarks Index”) shall constitute the Index, unless the CF Benchmarks Index is not available or the Sponsor in its sole discretion determines the CF Benchmarks Index is unreliable as the Index and therefore determines not to use the CF Benchmarks Index as the Index. If the CF Benchmarks Index is not available or the Sponsor determines, in its sole discretion, that the CF Benchmarks Index is unreliable (together a “Fair Value Event”), the Trust’s holdings may be fair valued on a temporary basis in accordance with the fair value policies approved by the Trustee.

Additionally, the Trust Administrator monitors for unusual prices and escalates to the Trustee if detected. If the CF Benchmarks Index is not used, the Trust will notify Shareholders in a prospectus supplement, in its periodic Exchange Act reports and/or on the Trust’s website. The Trust Administrator calculates the net asset value of the Trust and the NAV once on each day other than a Saturday or a Sunday or a day on which NASDAQ is closed for regular trading (a “Business Day”). The NAV for a normal trading day will be released after 4:00 p.m. ET. Trading during the core trading session on NASDAQ typically closes at 4:00 p.m. ET. However, NAVs are not officially released until after the completion of a comprehensive review of the NAV and prices utilized to determine the NAV of the Trust by the Trust Administrator. Upon the completion of the end of day reviews by the Trust Administrator the NAV is released to the public typically by 5:30 p.m. ET and generally no later than 8:00 p.m. ET. The period between 4:00 p.m. ET and the NAV release after 5:30 p.m. ET (or later) provides an opportunity for the Trust Administrator and the Trustee to detect, flag, investigate, and correct unusual pricing should it occur and implement a Fair Value Event, if necessary. Any such correction could adversely affect the value of the Shares.

The Trust’s periodic financial statements may not utilize the net asset value of the Trust to the extent the methodology used to calculate the Index is deemed not to be consistent with U.S. GAAP.

Gain or loss on sales of bitcoin is calculated on a trade date basis using the average cost method.

The following table summarizes activity in bitcoin for the period from April 21, 2026 (Date of Seeding) to June 30, 2026:

Period from April 21, 2026 (Date of Seeding) to June 30, 2026	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	—	$—	$—	$—
Bitcoin purchased	484	29,377,708	29,377,708	—
Net change in unrealized appreciation/depreciation	—	—	(782,203)	—
Ending balance	484	$29,377,708	$28,595,505	$—

C.	Options Written

The Trust will purchase IBIT shares in the market using cash received from Authorized Participants and will write (sells) covered call options primarily on IBIT shares to generate premium income. All options written by the Trust will be U.S. exchange-listed. Options written on IBIT may be standardized options or Flexible Exchange (“FLEX”) options to provide flexibility in the exercise prices and expirations and to manage exposure. The Trust will write standardized IBIT options and, based on a number of factors, FLEX IBIT options. Such factors may include, among other things, market conditions, options liquidity, and options’ strike price. The Trust may also write standardized index options. The Trust’s options will generally have monthly expirations but may vary in term, to achieve the Trust’s investment objective.

An option is a contract that gives the purchaser (the “option holder”), in exchange for a premium the right but not the obligation to buy (a “call option”) or sell (a “put option”) an underlying asset, or settle for cash in an amount based on an underlying asset, rate, or index at a specified price (the “exercise price”) during a period of time or on a specified date. When the Trust writes (sells) a call option, it receives a premium and gives the purchaser of the option the right to purchase from the Trust the IBIT shares at an exercise price by or on the expiration date. The options the Trust writes may be European style, meaning they are exercisable at the exercise price only on the expiration date, or American style, meaning they can be exercised at any time on or prior to their expiration date. The Trust typically trades options that expire monthly but may vary in term, to achieve the Trust’s investment objective.

In addition to purchasing IBIT shares to post as collateral for options, the Trust will also hold IBIT shares to meet its liquidity needs. As a result, the Trust fully participates in market gains or declines of bitcoin through its IBIT shares not held as collateral. Additionally, the Trust fully participates in market gains or declines of bitcoin through its bitcoin holdings.

If the Trust buys a call option, it pays a premium and receives the right, but not the obligation, to purchase IBIT shares or another reference asset at an exercise price by or on the expiration date. However, the Trust expects to purchase options only to close out existing positions on options contracts where it is the seller in order to roll, or extend, the expiration date of its position in the options contracts where it acts as seller. When the Trust rolls an option, the purchased option contract closes out the old option contract that was sold and the Trust has no further obligations under such old option contract. The Trust’s only option exposure is under the new option that it sold in respect of the new, extended expiration date.

Please refer to Note 9 for additional disclosures regarding the Trust’s investments in options written.

D.	Securities Transactions and Income Recognition

Securities transactions are accounted for on the trade date. Realized gains and losses on investment transactions are determined using the specific identification method. Dividend income and capital gain distributions from the underlying trusts, if any, are recorded on the ex-dividend date.

E.	Calculation of Net Asset Value

On each Business Day, as soon as practicable after 4:00 p.m. ET, the net asset value of the Trust is obtained by subtracting all accrued fees, expenses and other liabilities of the Trust from the total assets held by the Trust. The Trust Administrator computes the NAV by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

F.	Cash and Cash Equivalents

Cash includes non-interest bearing, non-restricted cash maintained with one banking institution. Cash in a bank deposit account, at times, may exceed U.S. federally insured limits.

G.	Offering of the Shares

Shares are issued and redeemed continuously in aggregations of 20,000 Shares (a “Basket”) or integral multiples thereof, based on the quantity of bitcoin attributable to each Share (net of accrued but unpaid Sponsor’s fee and any accrued but unpaid expenses or liabilities). Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. Only registered broker-dealers that are eligible to settle securities transactions through the book entry facilities of the Depository Trust Company and that have entered into a contractual arrangement with the Sponsor governing, among other matters, the creation and redemption of Shares (such broker-dealers, the “Authorized Participants”), can place orders to receive Baskets in exchange for cash, bitcoin and/or IBIT shares. Baskets may be redeemed by the Trust in exchange for an amount of bitcoin and/or IBIT shares corresponding to their redemption value or for the cash proceeds from selling the amount of bitcoin and/or IBIT shares corresponding to their redemption value.

In connection with cash creations and redemptions, the Trust engages in bitcoin transactions for converting cash into bitcoin (in association with purchase orders) and bitcoin into cash (in association with redemption orders) by choosing, in its sole discretion, to trade directly with third parties (each, a “Bitcoin Trading Counterparty”), who are not registered broker-dealers pursuant to written agreements between such Bitcoin Trading Counterparties and the Trust, or choosing to trade through Coinbase, Inc. (the “Prime Execution Agent”) acting in an agency capacity with third parties through its Coinbase Prime service pursuant to the Prime Execution Agent Agreement.

H.	Distributions

Premiums and other income received by the Trust on its assets may be used to acquire additional assets or, in the discretion of the Sponsor, distributed to shareholders. The Trust is under no obligation to make periodic distributions to shareholders. Distributions are paid in U.S. dollars and cannot be automatically reinvested in additional shares of the Trust.

I.	Income Taxes

The Trust is treated as a partnership for federal, state and local income tax purposes.

No provision for federal, state, and local income taxes has been made in the accompanying financial statements because the Trust is not subject to income taxes. Shareholders are individually responsible for their own tax payments on their proportionate share of income, gain, loss, deduction, expense and credit.

The Sponsor has analyzed the tax positions as of June 30, 2026, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

J.	Segment Reporting

The Chief Financial Officer of the Sponsor acts as the Trust’s Chief Operating Decision Maker (“CODM”) and is responsible for assessing performance and allocating resources with respect to the Trust. The CODM has concluded that the Trust operates as a single operating segment since the Trust has a single investment strategy as disclosed in its prospectus, against which the CODM assesses performance. The financial information provided to and reviewed by the CODM is presented within the Trust’s financial statements.

3 -	Trust Expenses

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.65% of the net asset value of the Trust and is payable at least quarterly in arrears in U.S. dollars or in-kind or any combination thereof. For the period ended June 30, 2026, the Sponsor’s fee was $6,135.

The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Sponsor may voluntarily waive an amount of the daily Sponsor fee equal to the estimated fees associated with investments in IBIT shares. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s fee, Shareholders will be notified in a prospectus supplement, in its periodic Exchange Act reports and/or on the Trust’s website. For the period ended June 30, 2026, the amount waived was $778.

The Sponsor has agreed to assume the marketing and the following administrative expenses of the Trust: the fees of the Trustee, the Delaware Trustee, the Trust Administrator, the Bitcoin Custodian, the Additional Bitcoin Custodian, and The Bank of New York Mellon (the “Cash Custodian”), NASDAQ listing fees, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of the $500,000 per annum required under the Trust Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Trust.

4 -	Related Parties

The Sponsor and the Trustee are considered to be related parties to the Trust. The Trustee’s fee is paid by the Sponsor and is not a separate expense of the Trust.

On April 21, 2026, the Seed Capital Investor purchased 2,000 Shares of the Trust. On June 1, 2026, the Seed Capital Investor purchased an additional 198,000 Shares. As of June 30, 2026, affiliates of BlackRock, Inc., including the Seed Capital Investor, beneficially owned 200,000 Shares of the Trust, representing approximately 22.7% of the Shares outstanding.

5 -	Indemnification

The Trust Agreement provides that the Sponsor shall indemnify the Trustee, its directors, employees, delegees and agents against, and hold each of them harmless from, any loss, liability, claim, cost, expense or judgment of any kind whatsoever (including the reasonable fees and expenses of counsel) that is incurred by any of them and that arises out of or is related to (1) any offer or sale by the Trust of Baskets, (2) acts performed or omitted pursuant to the provisions of the Trust Agreement (A) by the Trustee, its directors, employees, delegees and agents or (B) by the Sponsor or (3) any filings with or submissions to the SEC in connection with or with respect to the Shares, except that the Sponsor shall not have any obligations to pay any indemnification amounts incurred as a result of and attributable to (x) the willful misconduct, gross negligence or bad faith of, or material breach of the terms of the Trust Agreement by, the Trustee, (y) information furnished in writing by the Trustee to the Sponsor expressly for use in the registration statement, or any amendment thereto, filed with the SEC relating to the Shares that is not materially altered by the Sponsor or (z) any misrepresentations or omissions made by an authorized participant (other than the Sponsor) in connection with such authorized participant’s offer and sale of Shares.

The Trust Agreement provides that the Trustee shall indemnify the Sponsor, its directors, employees, delegees and agents against, and hold each of them harmless from, any loss, liability, claim, cost, expense or judgment of any kind whatsoever (including the reasonable fees and expenses of counsel) (1) caused by the willful misconduct, gross negligence or bad faith of the Trustee or (2) arising out of any information furnished in writing to the Sponsor by the Trustee expressly for use in the registration statement, or any amendment thereto or periodic report, filed with the SEC relating to the Shares that is not materially altered by the Sponsor.

The Trust Agreement provides that the Sponsor and its shareholders, directors, officers, employees, affiliates (as such term is defined under the Securities Act of 1933, as amended) and subsidiaries and agents shall be indemnified from the Trust and held harmless against any loss, liability, claim, cost, expense or judgment of any kind whatsoever (including the reasonable fees and expenses of counsel) arising out of or in connection with the performance of their obligations under the Trust Agreement or any actions taken in accordance with the provisions of the Trust Agreement and incurred without their (1) willful misconduct, gross negligence or bad faith or (2) reckless disregard of their obligations and duties under the Trust Agreement.

Pursuant to the applicable agreements with the Trust’s third-party service providers, the Trust has agreed to indemnify such service providers against certain claims, losses, liabilities and expenses, subject to the terms, conditions and limitations set forth therein.

The Trust’s maximum exposure under these arrangements is unknown because it involves future potential claims against the Trust, which cannot be predicted with any certainty.

6 -	Commitments and Contingent Liabilities

In the normal course of business, the Trust may enter into contracts with service providers that contain general indemnification clauses. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust, that have not yet occurred.

7 -	Concentration Risk

Substantially all of the Trust’s assets are holdings of bitcoin, which creates a concentration risk associated with fluctuations in the price of bitcoin. Accordingly, a decline in the price of bitcoin will have an adverse effect on the value of the Shares of the Trust. Factors that may have the effect of causing a decline in the price of bitcoin include negative perception of digital assets; a lack of stability and standardized regulation in the digital asset markets; the closure or temporary shutdown of digital asset platforms due to fraud, business failure, security breaches or government mandated regulation; and a loss of investor confidence.

8 -	Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the period from April 21, 2026 (Date of Seeding) to June 30, 2026.

Period from April 21, 2026 (Date of Seeding) to June 30, 2026
Net asset value per Share, beginning of period	$50.00

Net investment loss(a)	(0.04)
Net realized and unrealized loss(b)	(1.50)
Net decrease in net assets from operations	(1.54)
Net asset value per Share, end of period	$48.46

Total return, at net asset value(c)(d)(e)(f)	(5.61)%

Ratio to average net assets:
Net investment loss(g)(h)	(0.57)%
Total expenses(g)(h)	0.65%
Total expenses after fees waived(g)(h)	0.57%

(a)	Based on average Shares outstanding during the period.
(b)

The amounts reported for a Share outstanding may not accord with the change in aggregate gains and losses on investment for the period due to the timing of Share transactions in relation to the fluctuating fair values of the Trust’s underlying investment.

(c)	Based on the change in net asset value of a Share during the period.
(d)	Percentage is not annualized.
(e)	For the period June 12, 2026 (Effective Date) to June 30, 2026.
(f)	For the period April 21, 2026 to June 30, 2026, the Trust’s total return was (3.08)%.
(g)	Percentage is annualized.
(h)	Ratios reflect the period June 12, 2026 (Effective Date) to June 30, 2026.

9 -	Investing in Written Options

In writing options, the Trust bears the risk of an unfavorable change in the value of the underlying instrument or the risk that it may not be able to enter into a closing transaction due to an illiquid market. Exercise of a written option could result in the Trust purchasing or selling a security when it otherwise would not, or at a price different from the current market value.

The following table shows the fair value, by risk exposure category, on the Statement of Assets and Liabilities as of June 30, 2026:

	Liability Derivatives	Fair Value
June 30, 2026
Equity contracts	Options written, at value	$165,163

The average value of option written is $165,163.

The following table shows the effect of the written options, by risk exposure category, on the Statement of Operations for the period from April 21, 2026 (Date of Seeding) to June 30, 2026:

	Statement of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
For the Period from April 21, 2026 (Date of Seeding) to June 30, 2026
Equity contracts	Net realized gain from options written	$79,073	$—
	Net change in unrealized appreciation/depreciation on options written	—	265,776

10 -	Investment Valuation

U.S. GAAP defines fair value as the price the Trust would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. The Trust’s policy is to value its investment at fair value.

Various inputs are used in determining the fair value of assets and liabilities. Inputs may be based on independent market data (“observable inputs”) or they may be internally developed (“unobservable inputs”). These inputs are categorized into a disclosure hierarchy consisting of three broad levels for financial reporting purposes. The level of a value determined for an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are as follows:

Level 1 −	Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 −

Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3 −	Unobservable inputs that are unobservable for the asset or liability, including the Trust’s assumptions used in determining the fair value of investments.

At June 30, 2026, the value of the bitcoin held by the Trust is categorized as Level 1.

Fair value pricing could result in a difference between the prices used to calculate the Trust’s net asset value and the prices used by the Trust’s underlying index, which in turn could result in a difference between the Trust’s performance and the performance of the Trust’s underlying index.

Exchange-traded options written on IBIT are valued by an independent pricing service using a mathematical model, which incorporates a number of market data factors, such as the trades and prices of the underlying instruments.

IBIT is valued at that day’s official closing price, as applicable, on the exchange where the stock is primarily traded.

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of June 30, 2026:

	Level 1	Level 2	Level 3	Total
June 30, 2026
Bitcoin	$28,595,505	$—	$—	$28,595,505
BlackRock Cash Funds: Treasury, SL Agency Shares	20,094	—	—	20,094
iShares® Bitcoin Trust ETF	14,231,678	—	—	14,231,678
Options Written	(165,163)	—	—	(165,163)

11 -	Subsequent Event

On July 1, 2026, the Sponsor declared that the Trust’s first cash distribution in an aggregate amount of $457,925 (the "Distribution") to Shareholders of record on July 2, 2026. The Distribution was paid on July 8, 2026. Shares began trading ex-dividend on July 2, 2026. Other than the item noted above, there were no subsequent events requiring adjustment or additional disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of Part I of this Form 10‑Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions; however, is subject to a number of risks and uncertainties, including the special considerations discussed below, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Although the Sponsor does not make forward-looking statements unless it believes it has a reasonable basis for doing so, the Sponsor cannot guarantee their accuracy. Except as required by applicable disclosure laws, neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

Introduction

The iShares Bitcoin Premium Income ETF (the “Trust”) is a Delaware statutory trust. The Trust does not have any officers, directors, or employees and is administered by the Second Amended and Restated Trust Agreement dated as of June 4, 2026, among iShares Delaware Trust Sponsor LLC (the “Sponsor”), BlackRock Fund Advisors (the “Trustee”) and Wilmington Trust, National Association, a national association (the “Delaware Trustee”). The Trust issues shares (“Shares”) representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of bitcoin and shares of iShares Bitcoin Trust ETF ("IBIT") held by a custodian on behalf of the Trust.

The Trust is an actively managed investment vehicle and seeks to reflect generally the performance of the price of bitcoin while providing premium income through an actively managed strategy of writing (selling) call options primarily on IBIT shares, and, from time to time, on ETP Indices. The Trust seeks to reflect such performance before payment of the Trust’s expenses and liabilities. The Trust does not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the price of bitcoin.

The Trust issues and redeems Shares only in aggregations of 20,000 Shares (a “Basket”) or integral multiples thereof, based on the quantity of cash, bitcoin, and/or IBIT shares attributable to each Share (net of accrued but unpaid Sponsor’s fee and any accrued but unpaid expenses or liabilities). Only registered broker-dealers that have previously entered into an agreement with the Sponsor governing the terms and conditions of such issuance (such broker-dealers, the “Authorized Participants”), can place orders to receive Baskets in exchange for cash, bitcoin, and/or IBIT shares. Baskets may be redeemed by the Trust in exchange for an amount of cash, bitcoin, and/or IBIT shares corresponding to their redemption value or for the cash proceeds from selling the amount of bitcoin and/or IBIT shares corresponding to their redemption value.

In connection with cash creations and redemptions, the Trust engages in bitcoin transactions for converting cash into bitcoin (in association with purchase orders) and bitcoin into cash (in association with redemption orders) by choosing, in its sole discretion, to trade directly with third parties (each, a “Bitcoin Trading Counterparty”), who are not registered broker-dealers pursuant to written agreements between such Bitcoin Trading Counterparties and the Trust, or choosing to trade through Coinbase, Inc. (the “Prime Execution Agent”) acting in an agency capacity with third parties through its Coinbase Prime service pursuant to the Prime Execution Agent Agreement.

Shares of the Trust trade on The Nasdaq Stock Market LLC (“NASDAQ”) under the ticker symbol BITA.

Valuation of Bitcoin; The CF Benchmarks Index, Written Options

On each day other than a Saturday or a Sunday, or a day on which NASDAQ is closed for regular trading (a “Business Day”), as soon as practicable after 4:00 p.m. Eastern Time (“ET”), the Trust evaluates the bitcoin held by the Trust as reflected by the CME CF Bitcoin Reference Rate – New York Variant for the Bitcoin – U.S. Dollar trading pair (the “CF Benchmarks Index”) and determines the net asset value of the Trust and the net asset value per Share (“NAV”).

The CF Benchmarks Index is calculated as of 4:00 p.m. ET. The CF Benchmarks Index is designed based on the IOSCO Principles for Financial Benchmarks and is a Registered Benchmark under the UK Benchmark Regulations (“BMR”). The administrator of the CF Benchmarks Index is CF Benchmarks Ltd. (the “Index Administrator”) a UK incorporated company, authorized and regulated by the Financial Conduct Authority of the UK as a Benchmark Administrator, under the UK BMR.

Flexible Exchange Options (“FLEX Options”) are valued by an independent pricing service using a mathematical model, such as Black-Scholes model, which incorporates a number of market data factors, such as trades and prices of the underlying instruments.

Liquidity

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. In exchange for a fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. The Trust’s sources of liquidity are its sales of bitcoin and/or IBIT shares.

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations.

These estimates and assumptions affect the Trust’s application of accounting policies. A description of the valuation of bitcoin, a critical accounting policy that the Trust believes is important to understanding its results of operations and financial position, is provided in the section entitled “Valuation of Bitcoin; The CF Benchmarks Index,” above. In addition, please refer to Note 2 to the financial statements included in this report for further discussion of the Trust’s accounting policies.

Results of Operations

The Period from April 21, 2026 (Date of Seeding) to June 30, 2026

On April 21, 2026, the Seed Capital Investor, an affiliate of the Sponsor, subject to conditions, purchased the Seed Creation Baskets, comprising 2,000 Shares at a per-Share price equal to $50.00. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $100,000. On June 1, 2026, the Seed Capital Investor purchased the Seed Creation Baskets, comprising 198,000 Shares at a per-Share price equal to $50.00. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $9,900,000. On June 9, 2026, the Trust purchased approximately 110 bitcoin and 90,901 IBIT shares, and wrote 856 options contracts with the aggregate proceeds of the Seed Creation Baskets using the Prime Execution Agent for the bitcoin and the Clearing Agent for the IBIT shares and options. With the above transaction on June 9, 2026, the Trust commenced operations and the Sponsor’s fee started accruing daily at an annualized rate equal to 0.65% of the net asset value of the Trust.

The Trust’s net asset value increased from $100,000 at April 21, 2026 to $42,647,463 at June 30, 2026. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 2,000 Shares at April 21, 2026 to 880,000 Shares at June 30, 2026, a consequence of the issuance of 198,000 additional seed Shares and the creation of 680,000 Shares (34 Baskets) during the period. The increase in the Trust's net asset value was partially offset by a 4.43% decrease in the price of bitcoin, from $61,838.98, the price at which the Trust first purchased bitcoin on June 9, 2026, to $59,101.49 at June 30, 2026, and a 4.75% decrease in the price of IBIT, from $35.15, the price at which the Trust first purchased IBIT shares on June 9, 2026, to $33.48 at June 30, 2026.

The 3.08% decrease in the NAV for purposes of the Trust's periodic financial statements ("Financial Statement NAV"), from $50.00 at April 21, 2026 to $48.46 at June 30, 2026, primarily resulted from the 4.43% decrease in the price of bitcoin and the 4.75% decrease in the price of IBIT shares. The Financial Statement NAV decreased by slightly less than the prices of bitcoin and IBIT shares on a percentage basis due to realized and unrealized gains on options written of $79,073 and $265,776, respectively, or 5.41% of the Trust's average weighted assets of $6,375,640 during the period, partially offset by a net investment loss of $5,337, or 0.08% of the Trust's average weighted assets during the period.

The NAV of $53.25 on June 15, 2026 was the highest during the period, compared with a low during the period of $48.46 on June 30, 2026.

The net decrease in net assets resulting from operations for the period ended June 30, 2026 was $860,335, resulting from an unrealized loss on investments — affiliated of $417,644, an unrealized loss on investments in bitcoin of $782,203 and a net investment loss of $5,337, partially offset by a net realized gain of $79,073 from options written and an unrealized gain on options written of $265,776. Other than the net Sponsor’s fee of $5,357, the Trust had no expenses during the period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosure

Number of contracts	3,836
Expiration date	July 2026
Weighted-average price per contract	$0.43056
Notional amount (fair value)	$12,842,928

Item 4. Controls and Procedures.

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of June 30, 2026, the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

There were no changes in the Trust’s internal control over financial reporting that occurred during the period ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the Risk Factors of the registrant’s Amendment No. 4 to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 10, 2026 and declared effective on June 12, 2026.

The trading prices of many digital assets, including bitcoin, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in the trading prices of bitcoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

The trading prices of many digital assets, including bitcoin, have experienced extreme volatility in recent periods and may continue to do so. The average annualized one-year trailing volatility of bitcoin over the past ten years to date remains elevated at 64.02%. Over the course of 2021, there were steep increases in the value of certain digital assets, including bitcoin and multiple market observers asserted that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2022 in digital asset trading prices, including for bitcoin. In the 2021-2022 cycle, the price of bitcoin peaked at $67,734 and bottomed at $15,632, marking a steep 77% drawdown. After reaching an all-time high of approximately $126,000 in October 2025, the price of bitcoin declined to below $60,000 in June 2026, representing a drawdown of more than 50%, and there can be no assurance that the price of bitcoin will not decline further. These episodes of rapid price appreciation followed by steep drawdowns have occurred multiple times throughout bitcoin’s history, including in 2011, 2013-2014, and 2017-2018, before repeating again in 2021-2022, 2024, and 2025-2026. Bitcoin has continued to experience significant volatility, and significant price declines, since late 2025. For example, bitcoin lost approximately 14% of its value according to some sources in mid-October 2025 as part of wider digital asset market turmoil, widely attributed to global trade tensions, which triggered a number of dislocations in the digital asset market (the “October 2025 Flash Crash”), including liquidations of up to $20 billion in collateral in the form of various digital assets (including, but not limited to, bitcoin) securing trades (particularly perpetual futures contracts and various forms of financing transactions), along with reported service interruptions, halted orders, forced unwinding of trades, and other issues, across centralized and decentralized exchanges. As of the date of this prospectus, the price of bitcoin remains significantly below its October 2025 all-time high, and digital asset prices continue to fluctuate significantly.

Extreme volatility may persist, and the value of the Shares may significantly decline in the future without recovery. The digital asset markets may still be experiencing a bubble or may experience a bubble again in the future. For example, in the first half of 2022, each of Celsius Network, Voyager Digital Ltd., and Three Arrows Capital declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX Trading Ltd. (“FTX”), one of the largest digital asset platforms by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice (“DOJ”) brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis”). Since these events, (collectively, the “2022 Events”), regulatory actions continued. In April 2025, the DOJ issued a policy memo ending “regulation by prosecution” for crypto actors, refocusing on fraud, illicit finance, and aligning enforcement with executive directives. Acting CFTC Chairman directed staff to follow the DOJ’s new policy, pausing certain prosecutions. In July 2025, BlockFi reached a $35 million settlement with the DOJ, clearing legal hurdles for creditor distributions. As a result of these events, the digital asset markets have experienced extreme price volatility and other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset markets. These events have also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital asset markets continues to be negatively impacted by these events, digital asset prices, including bitcoin, may continue to experience significant volatility or price declines and confidence in the digital asset markets may be further undermined. In addition, following the 2022 Events, regulatory and enforcement scrutiny of the digital asset industry increased, including from, among others, the DOJ, the SEC, the CFTC, the White House and Congress, as well as state regulators and authorities, and the digital asset industry remains subject to significant attention from regulators, legislators, and policymakers. These events are continuing to develop and the full facts are continuing to emerge. It is not possible to predict at this time all of the risks that they may pose to the Trust, its service providers or to the digital asset industry as a whole.

The prices of some digital assets, including bitcoin, may continue to fluctuate in response to actual or perceived political, legislative, regulatory and enforcement developments in the United States. Following the 2024 U.S. presidential election, the current administration has stated policy positions and taken actions that some market participants may view as supportive of the digital asset industry, including actions directed at promoting U.S. leadership in digital assets and financial technology and encouraging greater regulatory clarity for blockchain technology and digital assets. In addition, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (“GENIUS Act”), which establishes a federal framework for payment stablecoins, was enacted in July 2025. The Digital Asset Market Clarity Act of 2025 (the “CLARITY Act”), which is intended to establish a federal market-structure framework for certain digital assets, passed the U.S. House of Representatives in July 2025 and was advanced by the U.S. Senate Committee on Banking, Housing, and Urban Affairs in May 2026. In July 2026, Senate Republicans released updated bill text for the CLARITY Act. Although negotiations regarding the legislation remain ongoing, the CLARITY Act has not been enacted, and its prospects remain uncertain.

Market expectations regarding the administration, Congress, federal regulators, or future legislation or rulemaking may contribute to increases in digital asset prices or valuations. There can be no assurance that those expectations will be realized, that any enacted or proposed legislation or regulation will benefit the digital asset industry generally or bitcoin specifically, or that digital asset prices will rise or maintain their current levels. Delays in, changes to, or adverse developments relating to implementation of the GENIUS Act, enactment of the CLARITY Act or similar legislation, or other federal or state regulatory actions could negatively affect market sentiment, liquidity, trading activity, or the prices of digital assets, including bitcoin. Any resulting decline in the price of bitcoin could cause a reduction in the value of the Shares and cause Shareholders to suffer losses. Moreover, there can be no assurance that political sentiments toward the digital asset industry, or market perceptions of those sentiments, will not shift over time. Extreme volatility in the future, including further declines in the trading prices of bitcoin, could have a material adverse effect on the value of the Shares, and the Shares could lose all or substantially all of their value.

On March 6, 2025, President Trump issued an executive order for the “Establishment of the Strategic Bitcoin Reserve and United States Digital Asset Stockpile” (the “Order”). The Order requires the Secretary of the U.S. Department of the Treasury (the “U.S. Treasury Department”) to establish two offices to administer and maintain a “Strategic Bitcoin Reserve” (the “Bitcoin Reserve”) and a U.S. Digital Asset Stockpile (the “Digital Asset Stockpile”), respectively. The Bitcoin Reserve is intended to be capitalized with bitcoin forfeited as part of U.S. criminal or civil proceedings or in satisfaction of penalties imposed by executive agencies. The Digital Asset Stockpile is intended to be capitalized initially with other digital assets forfeited as part of criminal or civil asset forfeiture proceedings.

Following the issuance of the Order, bitcoin markets developed expectations that the United States may begin acquiring and holding bitcoin, which many viewed as a positive development for bitcoin prices. The Order directs the Secretaries of the U.S. Treasury Department and the U.S. Department of Commerce to develop budget-neutral strategies for acquiring additional bitcoin for the Bitcoin Reserve. Legislation was introduced in the U.S. Senate and the U.S. House of Representatives that would direct the acquisition of one million bitcoin by the federal government over a five-year period, to be held in trust in secure storage by the U.S. Treasury. The bill proposed funding the bitcoin acquisition using remittances from the Federal Reserve, revaluations of Federal Reserve gold certificates, and other mechanisms characterized as budget-neutral (such as transfers from federal agencies using bitcoin acquired through asset forfeitures). In May 2026, legislation styled the American Reserve Modernization Act of 2026 was introduced in the U.S. House of Representatives, which would, among other things, establish the Bitcoin Reserve and a Digital Asset Stockpile in statute and require the consolidation of digital assets held by federal agencies within the U.S. Treasury Department. Bills were also introduced in several state legislatures to authorize the acquisition of bitcoin by state governments or their instrumentalities, some of which have failed to pass.

As of the date of this report, these initiatives remain subject to significant uncertainty. While some administrative steps have reportedly been taken, there is no assurance that the federal government or any state government will announce or implement bitcoin acquisition plans, or that any such plans will meet market expectations. Even if government acquisitions occur or legislation requiring acquisitions is enacted, the price of bitcoin may decline if there are implementation challenges, unexpected difficulties, policy or legal reversals, or changes in political priorities, any of which may negatively impact Share value. Executive orders such as the Order are subject to change and can be reversed or overturned. The enduring existence and size of the Bitcoin Reserve and Digital Asset Stockpile, and the passage and implementation of legislation at the federal or state level, remain subject to complex challenges and uncertainty that make it difficult to evaluate their effect on the value of bitcoin and the Shares, now or in the future.

Extreme volatility in the future, including further declines in the trading prices of bitcoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. While the Trust is actively managed, it will not take any actions to take advantage of, or mitigate the impacts of, volatility in the price of bitcoin.

The value of the Shares is subject to a number of factors relating to the fundamental investment characteristics of bitcoin as a digital asset, including the fact that digital assets are bearer instruments and loss, theft, or compromise of the associated private keys could result in permanent loss of the asset, and the capabilities and development of blockchain technologies such as the Bitcoin blockchain.

Digital assets such as bitcoin were only introduced in 2009, and the value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies over time, such as the recentness of their development, their dependence on the internet and other technologies, their dependence on the role played by users, developers and miners and the potential for malicious activity. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

●

Digital asset networks, including the bitcoin peer-to-peer network and associated blockchain ledger (such blockchain, the “Bitcoin blockchain” and together with the peer-to-peer network, the “Bitcoin network”), and the software used to operate them are in the early stages of development. Given the recentness of the development of digital asset networks, digital assets may not function as intended and parties may be unwilling to use digital assets, which would dampen the growth, if any, of digital asset networks. Because bitcoin is a digital asset, the value of the Shares is subject to a number of factors relating to the fundamental investment characteristics of digital assets, including the fact that digital assets are bearer instruments and loss, theft, compromise, or destruction of the associated private keys could result in permanent loss of the asset.

●

Digital assets, including bitcoin, are controllable only by the possessor of both the unique public key and private key or keys relating to the Bitcoin network address, or “wallet,” at which the digital asset is held. Private keys must be safeguarded and kept private in order to prevent a third party from accessing the digital asset held in such wallet. The loss, theft, compromise or destruction of a private key required to access a digital asset may be irreversible. If a private key is lost, stolen, destroyed or otherwise compromised and no backup of the private key is accessible, the owner would be unable to access the digital asset corresponding to that private key and the private key will not be capable of being restored by the digital asset network resulting in the total loss of the value of the digital asset linked to the private key.

●

Digital asset networks are dependent upon the internet. A disruption of the internet or a digital asset network, such as the Bitcoin network, would affect the ability to transfer digital assets, including bitcoin, and, consequently, their value.

●

The acceptance of software patches or upgrades by a significant, but not overwhelming, percentage of the users and miners in a digital asset network, such as the Bitcoin network, could result in a “fork” in such network’s blockchain, including the Bitcoin blockchain, resulting in the operation of multiple separate networks.

●

Governance of the Bitcoin network is by voluntary consensus and open competition. As a result, there may be a lack of consensus or clarity on the governance of the Bitcoin network, which may stymie the Bitcoin network’s utility and ability to grow and face challenges. In particular, it may be difficult to find solutions or martial sufficient effort to overcome any future problems on the Bitcoin network, especially long-term problems.

●

Over the past decade, bitcoin mining operations have evolved from individual users mining with computer processors, graphics processing units and first-generation application specific integrated circuit (“ASIC”) machines to “professionalized” mining operations using proprietary hardware or sophisticated machines. If the profit margins of bitcoin mining operations are not sufficiently high, including due to an increase in electricity costs or a decline in the market price of bitcoin, or if bitcoin mining operations are unable to arrange alternative sources of financing (e.g., if lenders refuse to make loans to such miners), bitcoin miners are more likely to immediately sell more bitcoin than they otherwise would, resulting in an increase in liquid supply of bitcoin, which would generally tend to reduce bitcoin’s market price.

●

To the extent that any miners cease to record transactions that do not include the payment of a transaction fee in solved blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the Bitcoin blockchain until a block is mined by a miner who does not require the payment of transaction fees or is willing to accept a lower fee. Any widespread delays in the recording of transactions could result in a loss of confidence in a digital asset network.

●

Digital asset mining operations can consume significant amounts of electricity, which may have a negative environmental impact and give rise to public opinion against allowing, or government regulations restricting, the use of electricity for mining operations. Additionally, miners may be forced to cease operations during an electricity shortage or power outage, or if electricity prices increase where the mining activities are performed.

●

There are a small number of major suppliers of bitcoin mining hardware globally, and a significant amount of bitcoin mining hardware manufacturing is located in China. Mining hardware manufacturers may fail to supply the mining hardware due to their inability to manufacture sufficient mining hardware, whether due to shortages of components or resources such as semiconductors, or due to default, insolvency, or changes of laws and trade restrictions (including export/import restrictions, quotas or tariffs). Trade policies such as export/import restrictions, quotas or tariffs may reduce the ability of bitcoin mining hardware suppliers to supply miners with bitcoin mining hardware or create a shortage or lack of components necessary for their manufacture or repair. If bitcoin miners are unable to source mining hardware from those suppliers (for example due to overwhelming global demand for bitcoin miners, or due to trade restrictions, or other causes) at commercially reasonable prices, or at all, and replacement or substitute sources of bitcoin mining hardware prove to be unavailable, there could be a negative impact on bitcoin mining globally. These could affect the Bitcoin network by making it more difficult for transactions to be confirmed, increasing transaction costs, or affecting the Bitcoin network’s security, among other negative effects, any of which could negatively affect the value of bitcoin and consequently the Shares.

●

Many digital asset networks, including the Bitcoin network, face significant scaling challenges and may periodically be upgraded with various features designed to increase the speed and throughput of digital asset transactions. These attempts to increase the volume of transactions may not be effective, and such upgrades may fail, resulting in potentially irreparable damage to the Bitcoin network and to the value of bitcoin.

●

The open-source structure of many digital asset network protocols, such as the protocol for the Bitcoin network, means that developers and other contributors are generally not directly compensated for their contributions in maintaining and developing such protocols. As a result, the developers and other contributors of a particular digital asset may lack a financial incentive to maintain or develop the network or may lack the resources to adequately address emerging issues. Alternatively, some developers may be funded by companies whose interests are at odds with other participants in a particular digital asset network. A failure to properly monitor and upgrade the protocol of the Bitcoin network could damage that network.

●

Moreover, in the past, flaws in the source code for digital assets have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. The cryptographic algorithms securing the Bitcoin network, in particular its elliptic-curve signature scheme, could prove vulnerable to advances in computing technology, particularly quantum computing. Quantum computing technology is an emerging phenomenon which, because it is still developing, makes it difficult to predict its ultimate effect on the future value of bitcoin and other digital assets. However, if quantum computing technology is able to advance and significantly increase its capacity relative to the capacity of today’s leading quantum computers, it could potentially undermine the viability of many of the cryptographic algorithms used across the world’s information technology infrastructure, including the cryptographic algorithms used for digital assets like bitcoin. In particular, bitcoin relies on public-key cryptography, including elliptic-curve signature schemes, to authorize transfers, and a sufficiently advanced quantum computer could potentially derive private keys from public keys that have been revealed on-chain or during the process of broadcasting and confirming transactions. The extent of this risk may depend on, among other things, address types, whether addresses are reused, whether public keys have been exposed, the timing and manner of transfers, and the wallet-generation, key-management and transaction-signing practices of the Bitcoin Custodian and other service providers. If quantum computing is able to advance in that way, there is a risk that quantum computing could result in the cryptography underlying the Bitcoin network becoming ineffective, which, if realized, could compromise the security of the Bitcoin network, or allow a malicious actor to compromise the wallets holding bitcoin owned by the Trust or others on the Bitcoin network, which would result in losses to Shareholders. While various actors in the Bitcoin community are taking steps to enable the use of post-quantum or quantum-resistant cryptographic algorithms, there is no guarantee that new post-quantum or quantum-resistant architectures will be built and appropriate transitions will be implemented across the network at scale in a timely manner or that any such transition would occur without bugs, security vulnerabilities, increased transaction costs, reduced network functionality or other disruption; any such changes could require the achievement of broad consensus within the Bitcoin network community and a fork (or multiple forks), and there can be no assurance that such consensus would be achieved or the changes implemented successfully. See “-Changes in the governance of a digital asset network may not receive sufficient support from users and miners, which may negatively affect that digital asset network’s ability to grow and respond to challenges” and “-A temporary or permanent ”fork“ could adversely affect the value of the Shares.” If any of the foregoing were to occur, it could result in losses to Shareholders. In any of these circumstances, a malicious actor may be able to compromise the security of the Bitcoin network or take the Trust’s bitcoin, which would adversely affect the value of the Shares. In addition, because a significant amount of bitcoin is held in addresses whose public keys have already been exposed, a sufficiently advanced quantum computer could be used to misappropriate that bitcoin, even if the Trust’s own bitcoin were not compromised, undermining confidence in the Bitcoin network and depressing the price of bitcoin, which would adversely affect the value of the Shares. Moreover, the functionality of the Bitcoin network may be negatively affected such that it is no longer attractive to users, thereby dampening demand for bitcoin. Even if another digital asset other than bitcoin were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Shares.

Moreover, because digital assets, including bitcoin, have been in existence for a short period of time and are continuing to develop, there may be additional risks in the future that are impossible to predict as of the date of this report.

A determination that bitcoin or any other digital asset is a “security” may adversely affect the value of bitcoin and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.

Depending on its characteristics, a digital asset may be considered a “security” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non‑binding, statements made in the past by senior officials at the SEC and endorsed by its previous Chairman in a letter to a member of Congress appeared to indicate that the SEC did not consider bitcoin to be a security, at least currently, and the staff has provided informal assurances to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the promoters of several other digital assets on the basis that the digital assets in question are securities.

Whether a digital asset is a security under the federal securities laws depends on whether it is included in the lists of instruments making up the definition of “security” in the Securities Act, the Exchange Act and the Investment Company Act. Digital assets as such do not appear in any of these lists, although each list includes the terms “investment contract” and “note,” and the SEC has typically analyzed whether a particular digital asset is a security by reference to whether it meets the tests developed by the federal courts interpreting these terms, known as the Howey and Reves tests, respectively. For many digital assets, whether or not the Howey or Reves tests are met is difficult to resolve definitively, and substantial legal arguments can often be made both in favor of and against a particular digital asset qualifying as a security under one or both of the Howey and Reves tests. Adding to the complexity, the SEC staff has indicated that the security status of a particular digital asset can change over time as the relevant facts evolve.

On March 17, 2026, the SEC issued an interpretive release (the “Interpretive Release”) regarding the application of the federal securities laws to certain types of digital assets and certain transactions involving digital assets. In the Interpretive Release, the SEC stated that, based on its current understanding of the digital asset markets, bitcoin, among other digital assets, is a digital commodity and not itself a security. Although the Interpretive Release represents the official position of the SEC, it is not itself a statute or binding rule, does not supersede or replace the Howey test, is based on the SEC’s current understanding of the digital asset markets, and may be refined, revised or expanded. In addition, a court, regulator, or future administration could take a different view, and future legislation, rulemaking, enforcement positions, judicial decisions or other developments could result in bitcoin, the Trust, the Shares or transactions involving bitcoin being treated differently than contemplated by the Interpretive Release. Any such developments could adversely affect the Trust and the value of the Shares.

As part of determining whether bitcoin is a security for purposes of the federal securities laws, the Sponsor takes into account a number of factors, including the various definitions of “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as reports, orders, press releases, public statements and speeches by the SEC and its staff providing guidance on when a digital asset may be a security for purposes of the federal securities laws, and other materials relevant to the status of bitcoin as a security (or not). Finally, the Sponsor discusses the security status of bitcoin with its external securities lawyers. Through this process the Sponsor believes that it is applying the proper legal standards in determining that bitcoin is not a security in light of the uncertainties inherent in the Howey and Reves tests. In light of these uncertainties and the fact-based nature of the analysis, the Sponsor acknowledges that bitcoin may in the future be found by the SEC or a federal court to be a security notwithstanding the Sponsor’s prior conclusion; and the Sponsor’s prior conclusion, even if reasonable under the circumstances and made in good faith, would not preclude legal or regulatory action based on the presence of a security.

The Sponsor may dissolve the Trust if the Sponsor determines bitcoin is a security under the federal securities laws, whether that determination is initially made by the Sponsor itself, or because the SEC or a federal court subsequently makes that determination. Because the legal tests for determining whether a digital asset is or is not a security often leave room for interpretation, for so long as the Sponsor believes there to be good faith grounds to conclude that the Trust’s bitcoin is not a security, the Sponsor does not intend to dissolve the Trust on the basis that bitcoin could at some future point be determined to be a security.

Any enforcement action by the SEC or a state securities regulator asserting that bitcoin is a security, or a court decision, to that effect would be expected to have an immediate material adverse impact on the trading value of Bitcoin, as well as the Shares. This is because the business models behind most digital assets are incompatible with regulations applying to transactions in securities.

If a digital asset is determined or asserted to be a security, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied in the United States through the same channels used by non‑security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars. For example, in 2020 the SEC filed a complaint against the issuer of XRP, Ripple Labs, Inc., and two of its executives, alleging that they raised more than $1.3 billion through XRP sales that should have been registered under the federal securities laws, but were not. In the years prior to the SEC’s action, XRP’s market capitalization at times reached over $140 billion. However, in the weeks following the SEC’s complaint, XRP’s market capitalization fell to less than $10 billion, which was less than half of its market capitalization in the days prior to the complaint. Although the SEC and Ripple reached a settlement in August 2025 to resolve the enforcement action and to dismiss their respective court appeals, which has largely been viewed as positive in the digital assets market, there remains continued uncertainty as to the regulatory framework that will be applied by the SEC and courts to digital assets. Such uncertainty may remain until legislation providing a regulatory framework is adopted. There is currently legislation being considered that addresses this regulatory uncertainty, but it is unclear if the proposed legislation will be passed.

In addition, if bitcoin is determined to be a security, the Trust could be considered an unregistered “investment company” under SEC rules, which could necessitate the Trust’s liquidation. In this case, the Trust and the Sponsor may be deemed to have participated in an illegal offering of securities and there is no guarantee that the Sponsor will be able to register the Trust under the Investment Company Act at such time or take such other actions as may be necessary to ensure the Trust’s activities comply with applicable law, which could force the Sponsor to liquidate the Trust.

Moreover, whether or not the Sponsor or the Trust were subject to additional regulatory requirements as a result of any SEC or federal court determination that its assets include securities, the Sponsor may nevertheless decide to terminate the Trust, in order, if possible, to liquidate the Trust’s assets while a liquid market still exists. For example, in response to the SEC’s action against the issuer of XRP, certain significant market participants announced they would no longer support XRP and announced measures, including the delisting of XRP from major digital asset trading platforms. The sponsor of the Grayscale XRP Trust subsequently dissolved this trust and liquidated its assets. If the SEC or a federal court were to determine that bitcoin is a security, it is likely that the value of the Shares would decline significantly, and that the Trust itself may be terminated and, if practical, its assets liquidated.

Regulatory changes or actions in foreign jurisdictions may affect the value of the Shares or restrict the use of one or more digital assets, mining activity or the operation of their networks or the digital asset platform market in a manner that adversely affects the value of the Shares.

Various foreign jurisdictions have adopted, and may continue to adopt laws, regulations or directives that affect digital asset networks (including the Bitcoin network), the digital asset markets (including the bitcoin market), and their users, particularly digital asset platforms and service providers that fall within such jurisdictions’ regulatory scope. For example, if China or other foreign jurisdictions were to ban or otherwise restrict manufacturers’ ability to produce or sell semiconductors or hard drives in connection with bitcoin mining, it would have a material adverse effect on digital asset networks (including the Bitcoin network), the digital asset market, and as a result, impact the value of the Shares.

A number of foreign jurisdictions have recently taken regulatory action aimed at digital asset activities. China has made transacting in crypto assets illegal for Chinese citizens in mainland China, and additional restrictions may follow. Both China and South Korea have banned initial coin offerings entirely and regulators in other jurisdictions, including Canada, Singapore and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations. In May 2021, the Chinese government announced renewed efforts to restrict crypto asset trading and mining activities. Regulators in the Inner Mongolia and other regions of China have proposed regulations that would create penalties for companies engaged in crypto asset mining activities and introduce heightened energy saving requirements on industrial parks, data centers and power plants providing electricity to crypto asset miners. The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. The United Kingdom’s Financial Services and Markets Act 2023 (the “FSMA”) received royal assent in June 2023. According to publicly available government materials, the FSMA brings digital asset activities within the scope of existing laws governing financial institutions, markets and assets. In addition, the Parliament of the European Union approved the text of the Markets in Crypto-Assets Regulation (“MiCA”) in April 2023, establishing a regulatory framework for digital asset services across the European Union. Certain parts of MiCA became effective as of June 2024 and the remainder became effective as of December 2024. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets.

Foreign laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of one or more digital assets by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the digital asset economy in the European Union, China, Japan, Russia and the United States and globally, or otherwise negatively affect the value of bitcoin. Moreover, other events, such as the interruption in telecommunications or internet services, cyber-related terrorist acts, civil disturbances, war or other catastrophes, could also negatively affect the digital asset economy in one or more jurisdictions. For example, Russia’s invasion of Ukraine on February 24, 2022 led to volatility in digital asset prices, with an initial steep decline followed by a sharp rebound in prices. The effect of any future regulatory change or other events on the Trust or bitcoin is impossible to predict, and such change could be substantial and adverse to the Trust and the value of the Shares.

Furthermore, legal claims have been filed in the United Kingdom by an entity associated with an individual named Craig Wright. The entity alleges that the private keys to bitcoin purportedly worth several billion dollars were rendered inaccessible to it in a hack, and advances a series of novel legal theories in support of its request that the court compel certain core developers associated with the Bitcoin network to either somehow transfer the bitcoin out of the bitcoin address to which the entity no longer can access the private keys to a new bitcoin address that it currently does control, or alternatively amend the source code to the Bitcoin network itself to restore its access to the stranded bitcoin. In 2022, the High Court dismissed the claims, finding that the entity had not established a serious issue to be tried. However, in February 2023, the Court of Appeals unanimously overruled the High Court’s decision, holding that there was a serious issue to be tried. If a court decides to grant the relief requested, it is possible that wide-ranging and fundamental changes to the source code, operations, and governance of, and basic principles underlying, the Bitcoin network might be required, and a loss of public confidence in the Bitcoin network could result. Alternatively, bitcoin could face obstacles to use or in the United Kingdom, which could reduce adoption. Courts in other jurisdictions could take similar positions. These or other possible outcomes could lead to a decrease in the value of bitcoin, which could negatively impact the value of the Shares.

Regulatory changes or interpretations could obligate the Trust, the Trustee, the Advisor or the Sponsor to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Trust.

Current and future federal or state legislation, CFTC and SEC rulemaking and other regulatory developments may impact the manner in which bitcoin are treated. In particular, although the Interpretive Release classified bitcoin as a digital commodity and not a security under U.S. federal securities laws, bitcoin may nonetheless in the future be classified by the CFTC as a “commodity interest” under the CEA, or a court or a future SEC administration could conclude that bitcoin is a “security” under U.S. federal securities laws notwithstanding the Interpretive Release. The Sponsor, the Trustee and the Trust cannot be certain as to how future regulatory developments will impact the treatment of bitcoin under the law. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Trust. If the Sponsor decides to terminate the Trust in response to the changed regulatory circumstances, the Trust may be dissolved or liquidated at a time that is disadvantageous to Shareholders.

To the extent that bitcoin is deemed to fall within the definition of a “commodity interest” under the CEA, the Trust, the Trustee and the Sponsor may be subject to additional regulation under the CEA and CFTC regulations. The Sponsor or the Trustee may be required to register as a commodity pool operator or commodity trading adviser with the CFTC and become a member of the National Futures Association (“NFA”) and may be subject to additional regulatory requirements with respect to the Trust, including disclosure and reporting requirements. These additional requirements may result in extraordinary, recurring and/or nonrecurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor or the Trustee determines not to comply with such additional regulatory and registration requirements, the Trustee will terminate the Trust. Any such termination could result in the liquidation of the Trust’s bitcoin at a time that is disadvantageous to Shareholders.

To the extent that bitcoin is deemed to fall within the definition of a security under U.S. federal securities laws, the Trust, the Trustee and the Sponsor may be subject to additional requirements under the Investment Company Act and the Sponsor or the Trustee may be required to register as an investment adviser under the Advisers Act. Such additional registration may result in extraordinary, recurring and/or non‑recurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor or the Trustee determines not to comply with such additional regulatory and registration requirements, the Trustee will terminate the Trust. Any such termination could result in the liquidation of the Trust’s bitcoin at a time that is disadvantageous to Shareholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

Exhibit No.	Description
3.1

Certificate of Trust of iShares Bitcoin Premium Income ETF incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (File No. 333-292938) filed by the Registrant on January 26, 2026

4.1	Second Amended and Restated Trust Agreement incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1/A (File No. 333-292938) filed by the Registrant on June 10, 2026

4.2	Form of Authorized Participant Agreement incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-1/A (File No. 333-292938) filed by the Registrant on May 8, 2026

10.1

Investment Advisory Agreement with BlackRock Financial Management, Inc. incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1/A (File No. 333-292938) filed by the Registrant on May 8, 2026

10.2

Third Amended and Restated Coinbase Prime Broker Agreement incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1/A (File No. 333-292938) filed by the Registrant on April 1, 2026

10.3

Amendment to the Third Amended and Restated Coinbase Prime Broker Agreement incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1/A (File No. 333-292938) filed by the Registrant on April 1, 2026

10.4

Joinder and Amendment to the Coinbase Prime Broker Agreement incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1/A (File No. 333-292938) filed by the Registrant on April 1, 2026

10.5

Coinbase Custody Custodial Services Agreement (included as Exhibit A in Exhibit 10.2) incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1/A (File No. 333-292938) filed by the Registrant on April 1, 2026

10.6*	Services Agreement with The Bank of New York Mellon Cash Custodian and Trust Administrator

10.7

Amendment to the Services Agreement with Bank of New York Mellon, as Cash Custodian, Securities Custodian, and Trust Administrator incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1/A (File No. 333-292938) filed by the Registrant on May 8, 2026

10.8

Master Custody Service Agreement with Anchorage Digital Bank N.A. incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1/A (File No. 333-292938) filed by the Registrant on April 1, 2026

10.9

First Amendment to Master Custody Service Agreement with Anchorage Digital Bank N.A. incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1/A (File No. 333-292938) filed by the Registrant on April 1, 2026

10.10

Amendment to the Services Agreement with Bank of New York, as Securities Custodian incorporated by reference to Exhibit 10.10 of the Registration Statement on Form S-1/A (File No. 333-292938) filed by the Registrant on May 29, 2026

10.11	ETF Services Agreement with BRIL incorporated by reference to Exhibit 10.11 of the Registration Statement on Form S-1/A (File No. 333‑292938) filed by the Registrant on May 29, 2026

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,
Sponsor of the iShares Bitcoin Premium Income ETF (registrant)

/s/ Jay Jacobs

Jay Jacobs
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	August 11, 2026

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	August 11, 2026

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.