Form 10-Q
period 2026-09-30
iShares Bitcoin Premium Income ETF
filed 2026-11-06
CIK 2089969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer☐
Non-accelerated filer☒	Smaller reporting company☒	Emerging growth company☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

As of October 31, 2026, the Registrant had 1,660,000 Shares outstanding.

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	Statement of Assets and Liabilities at September 30, 2026	1

	Statements of Operations for the three months ended September 30, 2026 and the Period from April 21, 2026 (Date of Seeding) to September 30, 2026	2

	Statements of Changes in Net Assets for the three months ended September 30, 2026 and the Period from April 21, 2026 (Date of Seeding) to September 30, 2026	3

	Statement of Cash Flows for the Period from April 21, 2026 (Date of Seeding) to September 30, 2026	4

	Schedule of Investments at September 30, 2026	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

SIGNATURES		27

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Bitcoin Premium Income ETF

Statement of Assets and Liabilities (Unaudited)

At September 30, 2026

September 30, 2026
Assets
Investment in bitcoin, at fair value(a)	$65,072,826
Investments, at fair value – affiliated(b)	31,149,211
Cash	2,203
Receivable for dividends – affiliated	814
Total Assets	96,225,054

Liabilities
Sponsor’s fee payable	39,729
Options written, at value(c)	1,499,141
Total Liabilities	1,538,870

Commitments and contingent liabilities (Note 6)	—

Net Assets	$94,686,184

Shares issued and outstanding(d)	1,500,000
Net asset value per Share (Note 2E)	$63.12

(a)	Cost of investment in bitcoin is $49,856,662.
(b)	Cost of investments – affiliated is $24,072,839.
(c)	Premiums received $1,132,254.
(d)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Bitcoin Premium Income ETF

Statements of Operations (Unaudited)

For the three months ended September 30, 2026 and the Period from April 21, 2026 (Date of Seeding) to September 30, 2026

	Three Months Ended September 30, 2026		For the Period from April 21, 2026 (Date of Seeding) to September 30, 2026
Investment Income
Dividends – affiliated	$1,537		$1,557
Total investment income	1,537		1,557

Expenses
Interest expense	296		296
Sponsor’s fee	111,414		117,549
Sponsor’s fee waived	(14,069)		(14,847)
Total expenses	97,641		102,998
Net investment loss	(96,104)		(101,441)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Investments – affiliated	50,610	(b)	50,610	(b)
Bitcoin sold for the redemption of Shares	(54,395)		(54,395)
Options written	(2,990,767)		(2,911,694)
Net realized loss	(2,994,552	)(c)	(2,915,479	)(d)
Net change in unrealized appreciation/depreciation on:
Investments – affiliated	7,494,016		7,076,372
Investments in bitcoin	15,998,367		15,216,164
Options written	(632,663)		(366,887)
Net change in unrealized appreciation/depreciation	22,859,720		21,925,649
Net realized and unrealized gain	19,865,168		19,010,170

Net increase in net assets resulting from operations	$19,769,064		$18,908,729

Net increase in net assets per Share(a)	$16.14		$25.24

(a)	Net increase in net assets per Share based on average shares outstanding during the period.
(b)	Includes $(9,065) of investments paid for the in-kind redemption of Shares.
(c)	Includes $720,487 of realized gains and $(3,715,039) of realized losses.
(d)	Includes $799,560 of realized gains and $(3,715,039) of realized losses.

See notes to financial statements.

iShares® Bitcoin Premium Income ETF

Statements of Changes in Net Assets (Unaudited)

For the three months ended September 30, 2026 and the Period from April 21, 2026 (Date of Seeding) to September 30, 2026

For the Period from April 21, 2026 (Date of Seeding) to September 30, 2026
Net Assets at April 21, 2026	$—

Operations:
Net investment loss	(5,337)
Net realized gain	79,073
Net change in unrealized appreciation/depreciation	(934,071)
Net decrease in net assets resulting from operations	(860,335)

Capital Share Transactions:
Contributions for Shares issued	43,507,798
Distributions for Shares redeemed	—
Net increase in net assets from capital share transactions	43,507,798

Increase in net assets	42,647,463

Net Assets at June 30, 2026	$42,647,463

Operations:
Net investment loss	(96,104)
Net realized loss	(2,994,552)
Net change in unrealized appreciation/depreciation	22,859,720
Net increase in net assets resulting from operations	19,769,064

Distributions to Shareholders:
Decrease in net assets resulting from distributions to shareholders	(2,207,450)

Capital Share Transactions:
Contributions for Shares issued	36,523,327
Distributions for Shares redeemed	(2,046,220)
Net increase in net assets from capital share transactions	34,477,107

Increase in net assets	52,038,721

Net Assets at September 30, 2026	$94,686,184

Shares issued and redeemed
Shares issued	1,540,000
Shares redeemed	(40,000)
Net increase in Shares issued and outstanding	1,500,000

See notes to financial statements.

iShares® Bitcoin Premium Income ETF

Statement of Cash Flows (Unaudited)

For the Period from April 21, 2026 (Date of Seeding) to September 30, 2026

For the Period from April 21, 2026 (Date of Seeding) to September 30, 2026
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$18,908,729
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of bitcoin	(52,855,807)
Purchases of investments	(26,403,823)
Purchases of short term investments	(5,035,337)
Proceeds from bitcoin sold	2,944,750
Proceeds from sales of investments	1,832,963
Proceeds from sales of short term investments	4,914,720
Net realized loss	3,785
Net change in unrealized appreciation/depreciation	(22,292,536)
Change in options written, at value	1,499,141
Change in operating assets and liabilities:
Receivable for dividends – affiliated	(814)
Sponsor’s fee payable	39,729
Net cash used in operating activities	$(76,444,500)

Cash Provided by Financing Activities
Proceeds from issuance of Shares	$80,031,125
Payments for Shares redeemed	(1,376,972)
Cash dividends paid to shareholders	(2,207,450)
Net cash provided by financing activities	$76,446,703

Cash
Net increase in cash	$2,203
Cash, beginning of period	—
Cash, end of period	$2,203

Supplemental disclosure of non-cash information:
Investments paid for Shares redeemed	$(669,248)

See notes to financial statements.

iShares® Bitcoin Premium Income ETF

Schedule of Investments (Unaudited)

At September 30, 2026

Security	Quantity	Fair Value
Investments
iShares® Bitcoin Trust ETF(a)(b) (Cost: $23,952,222)	654,888	$31,028,594
Bitcoin (Cost: $49,856,662)	777	65,072,826
BlackRock Cash Funds: Treasury, SL Agency Shares, 3.86%(a)(c) (Cost: $120,617)	120,617	120,617
Total Investments Before Options Written – 101.62% (Cost: $73,929,501)		96,222,037
Options Written — (1.58)% (Premiums Received: $(1,132,254))		(1,499,141)
Total Investments Net of Options Written – 100.04% (Cost: $72,797,247)		94,722,896
Liabilities in Excess of Other Assets – (0.04)%		(36,712)
Net Assets – 100.00%		$94,686,184

(a)	Affiliate of the Trust.
(b)	All or a portion of the security has been pledged and/or segregated as collateral in connection with outstanding exchange-traded options written.
(c)	Annualized 7-day yield as of period end.

Affiliates

Affiliated Issuer	Value at 04/21/26	Purchases at Cost		Proceeds from Sales	Net Realized Gain (Loss)	Change in Unrealized Appreciation (Depreciation)	Value at 09/30/26	Shares Held at 09/30/26	Income	Capital Gain Distributions from Underlying Trusts
BlackRock Cash Funds: Treasury, SL Agency Shares	$—	$120,617	(a)	$—	$—	$—	$120,617	120,617	$1,557	$—
iShares® Bitcoin Trust ETF	—	26,403,823		(2,502,211)	50,610	7,076,372	31,028,594	654,888	—	—
					$50,610	$7,076,372	$31,149,211		$1,557	$—

(a)	Represents net amount purchased (sold).

Derivative Financial Instruments Outstanding as of Period End

Exchange-Traded Options Written
Description	Number of Contracts	Expiration Date	Exercise Price		Notional Amount (000)		Value
Call
iShares® Bitcoin Trust ETF	1,521	10/02/26	USD	44.00	USD	7,206	$(510,155)
iShares® Bitcoin Trust ETF	1,521	10/09/26	USD	45.00	USD	7,206	(400,812)
iShares® Bitcoin Trust ETF	1,521	10/16/26	USD	46.00	USD	7,206	(336,471)
iShares® Bitcoin Trust ETF	1,521	10/23/26	USD	47.50	USD	7,206	(251,703)
							$(1,499,141)

Balances Reported in the Statements of Assets and Liabilities for Options Written
Description	Premiums Paid		Premiums Received	Unrealized Appreciation	Unrealized Depreciation	Value
Options Written	$	N/A	$(1,132,254)	-	(366,887)	(1,499,141)

See notes to financial statements.

iShares® Bitcoin Premium Income ETF

Notes to Financial Statements (Unaudited)

September 30, 2026

1 -	Organization

The iShares Bitcoin Premium Income ETF (the “Trust”) was organized on  September 25, 2025 as a Delaware statutory trust. The trustee is BlackRock Fund Advisors (the “Trustee”), which is responsible for the day-to-day administration of the Trust. The Trust’s sponsor is iShares Delaware Trust Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The Bank of New York Mellon serves as the “Trust Administrator”. The Trust is governed by the provisions of the Second Amended and Restated Trust Agreement (the “Trust Agreement”) executed by the Sponsor, the Trustee and Wilmington Trust, National Association, a national association (“Delaware Trustee”), as of  June 4, 2026. The Trust issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets.

On April 21, 2026, BlackRock Financial Management, Inc. (the “Seed Capital Investor”) purchased 2,000 Shares for $100,000 at a per-Share price of $50.00 (the “Seed Creation Baskets”). The Seed Capital Investor did not receive from the Trust, the Sponsor or any of their affiliates any fee or other compensation in connection with the purchase of Seed Creation Baskets. On June 1, the Seed Capital Investor purchased an additional 198,000 Shares for $9,900,000. On  June 9, 2026, the Trust purchased approximately 110 bitcoin and 90,901 shares of iShares Bitcoin Trust ETF (“IBIT”) (such shares, “IBIT shares”), and wrote 856 options contracts with the aggregate proceeds of the Seed Shares and Seed Creation Baskets, using Coinbase Inc. (the “Prime Execution Agent”) for the bitcoin and Goldman Sachs & Co. LLC (the “Clearing Agent”) for the IBIT shares and options. The costs incurred in connection with the purchase of bitcoin and IBIT shares and the writing of options contracts with the proceeds of the Seed Shares and the Seed Creation Baskets were borne by the Trust. The Sponsor’s fee started accruing daily at an annualized rate equal to 0.65% of the net asset value of the Trust on  June 10, 2026.

The Trust’s registration statement on Form S-1 relating to its continuous public offering of Shares was declared effective by the Securities and Exchange Commission (“SEC”) on June 12, 2026 (Effective Date) and the Shares were listed on The Nasdaq Stock Market LLC (“NASDAQ”) on  June 16, 2026.

The Trust seeks to reflect generally the performance of the price of bitcoin while providing premium income by writing (selling) call options primarily on IBIT shares and, from time to time, on Exchange-Traded Products Indices (“ETP Indices”). This strategy  may be impacted by changes in the value of IBIT shares, ETP Indices, limitations in the Trust’s ability to write or close options, risks related to trading options, and the risk that the Clearing Agent could default on its obligations. Premiums received  may not be sufficient to offset losses from volatility in bitcoin, IBIT shares, or ETP Indices over time. The Trust seeks to reflect such performance before payment of the Trust’s expenses and liabilities.

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

Gain or loss on sales of bitcoin is calculated on a trade date basis using the average cost method.

The following table summarizes activity in bitcoin for the three months ended September 30, 2026:

Three Months Ended September 30, 2026	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	484	$29,377,708	$28,595,505	$—
Bitcoin purchased	335	23,478,099	23,478,099	—
Bitcoin sold for the redemption of Shares	(42)	(2,999,145)	(2,944,750)	(54,395)
Net realized loss	—	—	(54,395)	—
Net change in unrealized appreciation/depreciation	—	—	15,998,367	—
Ending balance	777	$49,856,662	$65,072,826	$(54,395)

The following table summarizes activity in bitcoin for the period from April 21, 2026 (Date of Seeding) to September 30, 2026:

Period from April 21, 2026 (Date of Seeding) to September 30, 2026	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	—	$—	$—	$—
Bitcoin purchased	819	52,855,807	52,855,807	—
Bitcoin sold for the redemption of Shares	(42)	(2,999,145)	(2,944,750)	(54,395)
Net realized loss	—	—	(54,395)	—
Net change in unrealized appreciation/depreciation	—	—	15,216,164	—
Ending balance	777	$49,856,662	$65,072,826	$(54,395)

C.	Options Written

The Trust purchases IBIT shares in the market using cash received from Authorized Participants and writes (sells) covered call options primarily on IBIT shares to generate premium income. All options written by the Trust are U.S. exchange-listed. Options written on IBIT shares may be standardized options or Flexible Exchange (“FLEX”) options to provide flexibility in the exercise prices and expirations and to manage exposure. The Trust writes standardized IBIT options and, based on a number of factors, FLEX IBIT options. Such factors may include, among other things, market conditions, options liquidity, and strike prices. The Trust may also write standardized index options. The Trust’s options generally have monthly expirations but may vary in term, to achieve the Trust’s investment objective.

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

In addition to purchasing IBIT shares to post as collateral for options, the Trust also holds IBIT shares to meet its liquidity needs. As a result, the Trust fully participates in market gains or declines of bitcoin through its IBIT shares not held as collateral. Additionally, the Trust fully participates in market gains or declines of bitcoin through its bitcoin holdings.

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

The Sponsor has analyzed the tax positions as of September 30, 2026, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.65% of the net asset value of the Trust and is payable at least quarterly in arrears in U.S. dollars or in-kind or any combination thereof. For the period ended September 30, 2026, the Sponsor’s fee was $117,549.

The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Sponsor may voluntarily waive an amount of the daily Sponsor fee equal to the estimated fees associated with investments in IBIT shares. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s fee, Shareholders will be notified in a prospectus supplement, in its periodic Exchange Act reports and/or on the Trust’s website. For the period ended September 30, 2026, the amount waived was $14,847.

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

On April 21, 2026, the Seed Capital Investor purchased 2,000 Shares of the Trust. On June 1, 2026, the Seed Capital Investor purchased an additional 198,000 Shares. As of September 30, 2026, affiliates of BlackRock, Inc., including the Seed Capital Investor, beneficially owned 200,000 Shares of the Trust, representing approximately 13.3% of the Shares outstanding.

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

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months ended September 30, 2026 and the period from April 21, 2026 (Date of Seeding) to September 30, 2026.

	Three Months Ended September 30, 2026	For the Period from April 21, 2026 (Date of Seeding) to September 30, 2026

Net asset value per Share, beginning of period	$48.46	$50.00

Net investment loss(a)	(0.08)	(0.14)
Net realized and unrealized gain(b)	16.72	15.24
Net increase in net assets from operations	16.64	15.10
Distributions per share	(1.98)	(1.98)
Net asset value per Share, end of period	$63.12	$63.12

Total return, at net asset value(c)(d)(e)	35.15%	27.58	%(f)(g)

Ratio to average net assets:
Net investment loss(h)	(0.56)%	(0.55	)%(i)
Total expenses(h)	0.65%	0.65	%(i)
Total expenses after fees waived(h)	0.57%	0.57	%(i)

(a)	Based on average Shares outstanding during the period.
(b)

The amounts reported for a Share outstanding may not accord with the change in aggregate gains and losses on investment for the period due to the timing of Share transactions in relation to the fluctuating fair values of the Trust’s underlying investment.

(c)	Based on the change in net asset value of a Share during the period.
(d)	Percentage is not annualized.
(e)	Where applicable, assumes the reinvestment of distributions.
(f)	For the period June 12, 2026 (Effective Date) to September 30, 2026.
(g)	For the period April 21, 2026 to September 30, 2026, the Trust’s total return was 31.00%.
(h)	Percentage is annualized.
(i)	Ratios reflect the period June 12, 2026 (Effective Date) to September 30, 2026.

9 -	Investing in Written Options

In writing options, the Trust bears the risk of an unfavorable change in the value of the underlying instrument or the risk that it may not be able to enter into a closing transaction due to an illiquid market. Exercise of a written option could result in the Trust purchasing or selling a security when it otherwise would not, or at a price different from the current market value.

The following table shows the fair value, by risk exposure category, on the Statement of Assets and Liabilities as of September 30, 2026:

	Liability Derivatives	Fair Value
September 30, 2026
Equity contracts	Options written, at value	$1,499,141

The average value of options written is $832,152.

The following table shows the effect of the written options, by risk exposure category, on the Statements of Operations for the three months ended September 30, 2026 and the period from April 21, 2026 (Date of Seeding) to September 30, 2026:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
Three Months Ended September 30, 2026
Equity contracts	Net realized loss from options written	$(2,990,767)	$—
	Net change in unrealized appreciation/depreciation on options written	—	(632,663)

For the Period from April 21, 2026 (Date of Seeding) to September 30, 2026
Equity contracts	Net realized loss from options written	$(2,911,694)	$—
	Net change in unrealized appreciation/depreciation on options written	—	(366,887)

10 -	Investment Valuation

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

Level 3 −	Unobservable inputs for the asset or liability, including the Trust’s assumptions used in determining the fair value of investments.

Fair value pricing could result in a difference between the prices used to calculate the Trust’s net asset value and the prices used by the Trust’s underlying index, which in turn could result in a difference between the Trust’s performance and the performance of the Trust’s underlying index.

Exchange-traded options (except ETF options, equity index options or those that are customized) are valued at the mean between the last bid and ask prices at the close of the options market in which the options trade. An exchange-traded option for which there is no mean price is valued at the last bid (long positions) or ask (short positions) price. If no bid or ask price is available, the prior day’s price will be used, unless it is determined that the prior day’s price no longer reflects the fair value of the option.

IBIT shares are valued at that day’s official closing price, as applicable, on the exchange where the stock is primarily traded.

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of September 30, 2026:

	Level 1	Level 2	Level 3	Total
September 30, 2026
Bitcoin	$65,072,826	$—	$—	$65,072,826
BlackRock Cash Funds: Treasury, SL Agency Shares	120,617	—	—	120,617
iShares® Bitcoin Trust ETF	31,028,594	—	—	31,028,594
Options Written	(1,499,141)	—	—	(1,499,141)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of Part I of this Form 10‑Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward‑looking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed below, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Although the Sponsor does not make forward-looking statements unless it believes it has a reasonable basis for doing so, the Sponsor cannot guarantee their accuracy. Except as required by applicable disclosure laws, neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

Introduction

The iShares Bitcoin Premium Income ETF (the “Trust”) is a Delaware statutory trust. The Trust does not have any officers, directors, or employees and is administered by the Second Amended and Restated Trust Agreement dated as of June 4, 2026, among iShares Delaware Trust Sponsor LLC (the “Sponsor”), BlackRock Fund Advisors (the “Trustee”) and Wilmington Trust, National Association, a national association (the “Delaware Trustee”). The Trust issues shares (“Shares”) representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of bitcoin and shares of iShares Bitcoin Trust ETF (“IBIT”) held by a custodian on behalf of the Trust.

The Trust is an actively managed investment vehicle and seeks to reflect generally the performance of the price of bitcoin while providing premium income through an actively managed strategy of writing (selling) call options primarily on IBIT shares, and, from time to time, on ETP Indices. The Trust seeks to reflect such performance before payment of the Trust’s expenses and liabilities. The Trust does not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the price of bitcoin. Other than the Trust’s option strategy, the Trust does not engage in any activities designed to obtain a profit from, or to ameliorate losses caused by, changes in the price of IBIT shares.

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

These estimates and assumptions affect the Trust’s application of accounting policies. A description of the valuation of bitcoin, a critical accounting policy that the Trust believes is important to understanding its results of operations and financial position, is provided in the section entitled “Valuation of Bitcoin; The CF Benchmarks Index, Written Options,” above. In addition, please refer to Note 2 to the financial statements included in this report for further discussion of the Trust’s accounting policies.

Results of Operations

The Quarter Ended September 30, 2026

The Trust’s net asset value increased from $42,647,463 at June 30, 2026 to $94,686,184 at September 30, 2026, a 122.02% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 880,000 Shares at June 30, 2026 to 1,500,000 Shares at September 30, 2026, a consequence of 660,000 Shares (33 Baskets) being created and 40,000 Shares (2 Baskets) being redeemed during the quarter. The increase in the Trust’s net asset value also benefited from a 41.62% increase in the price of bitcoin, from $59,101.49 at June 30, 2026, to $83,697.25 at September 30, 2026, and a 41.52% increase in the price of IBIT shares, from $33.48 at June 30, 2026, to $47.38 at September 30, 2026, and partially offset by distributions paid by the Trust in the amount of $2,207,450.

The 35.15% total return for the three months ended September 30, 2026, primarily resulted from the 41.62% increase in the price of bitcoin and the 41.52% increase in the price of IBIT shares. The total return increased slightly less than the prices of bitcoin and IBIT shares on a percentage basis due to realized and unrealized losses on options written of $2,990,767 and $632,663, respectively, or 5.33% of the Trust’s average weighted assets of $68,005,006 during the quarter, and a net investment loss of $96,104, or 0.14% of the Trust’s average weighted assets during the quarter.

The NAV of $64.53 on September 22, 2026 was the highest during the quarter, compared with a low during the quarter of $49.23 on July 1, 2026.

The net increase in net assets resulting from operations for the quarter ended September 30, 2026 was $19,769,064, resulting from a realized gain on investments — affiliated of $59,675, an unrealized gain on investments — affiliated of $7,494,016, and an unrealized gain on investments in bitcoin of $15,998,367, partially offset by a net investment loss of $96,104, a net realized loss of $9,065 from investments paid for the in-kind redemptions of Shares, a net realized loss of $54,395 from bitcoin sold for the redemption of Shares, a net realized loss of $2,990,767 from options written and an unrealized loss on options written of $632,663. Other than the net Sponsor’s fee of $97,345, the Trust had interest expenses of $296 during the quarter.

The Period from April 21, 2026 (Date of Seeding) to September 30, 2026

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

The Trust’s net asset value increased from $100,000 at April 21, 2026 to $94,686,184 at September 30, 2026. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 2,000 Shares at April 21, 2026 to 1,500,000 Shares at September 30, 2026, a consequence of the issuance of 198,000 additional seed Shares and the creation of 1,340,000 Shares (67 Baskets) and redemption of 40,000 Shares (2 Baskets) during the period. The increase in the Trust’s net asset value also benefited from a 35.35% increase in the price of bitcoin, from $61,838.98, the price at which the Trust first purchased bitcoin on June 9, 2026, to $83,697.25 at September 30, 2026, and a 34.79% increase in the price of IBIT shares, from $35.15, the price at which the Trust first purchased IBIT shares on June 9, 2026, to $47.38 at September 30, 2026, and partially offset by distributions paid by the Trust in the amount of $2,207,450.

The 31.00% total return for the period ended September 30, 2026, primarily resulted from the 35.35% increase in the price of bitcoin and the 34.79% increase in the price of IBIT shares. The total return increased slightly less than the prices of bitcoin and IBIT shares on a percentage basis due to realized and unrealized losses on options written of $2,911,694 and $366,887, respectively, or 7.97% of the Trust’s average weighted assets of $41,160,313 during the period, and a net investment loss of $101,441, or 0.25% of the Trust’s average weighted assets during the period.

The NAV of $64.53 on September 22, 2026 was the highest during the period, compared with a low during the period of $48.46 on June 30, 2026.

The net increase in net assets resulting from operations for the period ended September 30, 2026 was $18,908,729, resulting from a realized gain on investments — affiliated of $59,675, an unrealized gain on investments — affiliated of $7,076,372, and an unrealized gain on investments in bitcoin of $15,216,164, partially offset by a net investment loss of $101,441, a net realized loss of $9,065 from investments paid for the in-kind redemptions of Shares, a net realized loss of $54,395 from bitcoin sold for the redemption of Shares, a net realized loss of $2,911,694 from options written and an unrealized loss on options written of $366,887. Other than the net Sponsor’s fee of $102,702, the Trust had interest expenses of $296 during the period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosure

Number of contracts	6,084
Expiration date	October 2026
Weighted-average price per contract	$2.46407
Notional amount (fair value)	$28,825,992

Item 4. Controls and Procedures.

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of September 30, 2026, the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

There were no changes in the Trust’s internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

The trading prices of many digital assets, including bitcoin, have experienced extreme volatility in recent periods and may continue to do so. The average annualized one-year trailing volatility of bitcoin over the past ten years to date remains elevated at 64.02%. Over the course of 2021, there were steep increases in the value of certain digital assets, including bitcoin, and multiple market observers asserted that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2022 in digital asset trading prices, including for bitcoin. In the 2021-2022 cycle, the price of bitcoin peaked at $67,734 and bottomed at $15,632, marking a steep 77% drawdown. After reaching an all-time high of approximately $126,000 in October 2025, the price of bitcoin declined to below $60,000 in June 2026, representing a drawdown of more than 50%, and there can be no assurance that the price of bitcoin will not decline further. These episodes of rapid price appreciation followed by steep drawdowns have occurred multiple times throughout bitcoin’s history, including in 2011, 2013-2014, and 2017-2018, before repeating again in 2021-2022, 2024, and 2025-2026. Bitcoin has continued to experience significant volatility, and significant price declines, since late 2025. For example, bitcoin lost approximately 14% of its value according to some sources in mid-October 2025 as part of wider digital asset market turmoil, widely attributed to global trade tensions, which triggered a number of dislocations in the digital asset market (the “October 2025 Flash Crash”), including liquidations of up to $20 billion in collateral in the form of various digital assets (including, but not limited to, bitcoin) securing trades (particularly perpetual futures contracts and various forms of financing transactions), along with reported service interruptions, halted orders, forced unwinding of trades, and other issues, across centralized and decentralized exchanges. As of the date of this report, the price of bitcoin remains significantly below its October 2025 all-time high, and digital asset prices continue to fluctuate significantly.

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

In September 2026, Bitget, a digital asset platform, reported that a security breach resulted in unauthorized transfers of approximately $388 million in digital assets and the temporary suspension of withdrawals. According to reports from blockchain security firms, hacks and exploits across the digital asset industry resulted in approximately $768 million in reported gross losses during September 2026, some of which were subsequently recovered. According to the FBI, on October 29, 2026, unauthorized third parties transferred more than $6 billion in digital assets from wallets attributed to Binance, the largest digital asset trading platform by trading volume. Blockchain analytics firm TRM Labs characterized the incident as the largest theft of digital assets on record. A security incident involving a major trading platform may affect confidence in, and trading activity across, the broader bitcoin and crypto markets, including on the Constituent Platforms. Because the Index is based on prices from a limited number of Constituent Platforms, any resulting disruption on those platforms could affect the Index price. To the extent that bitcoin is compromised in a hack or is acquired by exchanging other stolen assets for bitcoin, that bitcoin cannot be frozen by an issuer, and any sale of that bitcoin in the market could exert downward pressure on the price of bitcoin and IBIT shares. Because the Trust holds bitcoin and IBIT shares and writes call options on IBIT shares, a decline in the price of bitcoin or IBIT shares resulting from the incident may be only partially offset by the option premiums received, a subsequent rebound may be limited by the call options written, and heightened volatility may affect the pricing and liquidity of the options the Trust writes. Such incidents, particularly one of this scale, may undermine confidence in digital asset platforms, networks and markets, adversely affect liquidity and trading activity, lead to withdrawal suspensions or other disruptions at digital asset platforms, increase regulatory and enforcement scrutiny, and contribute to volatility or declines in the price of bitcoin and the value of the Shares.

The prices of some digital assets, including bitcoin, may continue to fluctuate in response to actual or perceived political, legislative, regulatory and enforcement developments in the United States. Following the 2024 U.S. presidential election, the current administration has stated policy positions and taken actions that some market participants may view as supportive of the digital asset industry, including actions directed at promoting U.S. leadership in digital assets and financial technology and encouraging greater regulatory clarity for blockchain technology and digital assets. In addition, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (“GENIUS Act”), which establishes a federal framework for payment stablecoins, was enacted in July 2025. Throughout 2026, proposed regulations implementing the GENIUS Act have been issued by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System, the U.S. Department of the Treasury and the Office of Foreign Assets Control addressing the requirements with respect to payment stablecoins and their issuers, including reserve, redemption, prudential risk and anti-money laundering requirements. As a result, the regulatory framework implementing the GENIUS Act remains pending and its final scope and effects are uncertain. The Digital Asset Market Clarity Act of 2025 (the “CLARITY Act”), which is intended to establish a federal market-structure framework for certain digital assets, passed the U.S. House of Representatives in July 2025 and was advanced by the U.S. Senate Committee on Banking, Housing, and Urban Affairs in May 2026. On September 15, 2026, the Senate failed to invoke cloture on a motion to proceed to consideration of the CLARITY Act by a vote of 49–50. The CLARITY Act has not been enacted, and its prospects remain uncertain. In the absence of comprehensive federal market-structure legislation, the SEC and CFTC have continued to pursue regulatory initiatives under their existing authorities, including rulemaking proposals, interpretations and guidance concerning digital assets. These initiatives may be revised, withdrawn or challenged and may not eliminate regulatory uncertainty for digital asset market participants.

Market expectations regarding the administration, Congress, federal regulators, or future legislation or rulemaking may contribute to increases in digital asset prices or valuations. There can be no assurance that those expectations will be realized, that any enacted or proposed legislation or regulation will benefit the digital asset industry generally or bitcoin specifically, or that digital asset prices will rise or maintain their current levels. Delays in, changes to, or adverse developments relating to implementation of the GENIUS Act, enactment of the CLARITY Act or similar legislation, or other federal or state regulatory actions, including SEC and CFTC rulemaking, interpretations and guidance, could negatively affect market sentiment, liquidity, trading activity, or the prices of digital assets, including bitcoin. Any resulting decline in the price of bitcoin could cause a reduction in the value of the Shares and cause Shareholders to suffer losses. Moreover, there can be no assurance that political sentiments toward the digital asset industry, or market perceptions of those sentiments, will not shift over time. Extreme volatility in the future, including further declines in the trading prices of bitcoin, could have a material adverse effect on the value of the Shares, and the Shares could lose all or substantially all of their value.

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

Following the issuance of the Order, bitcoin markets developed expectations that the United States may begin acquiring and holding bitcoin, which many viewed as a positive development for bitcoin prices. The Order directs the Secretaries of the U.S. Treasury Department and the U.S. Department of Commerce to develop budget-neutral strategies for acquiring additional bitcoin for the Bitcoin Reserve. Legislation was introduced in the U.S. Senate and the U.S. House of Representatives that would direct the acquisition of one million bitcoin by the federal government over a five-year period, to be held in trust in secure storage by the U.S. Treasury. The bill proposed funding the bitcoin acquisition using remittances from the Federal Reserve, revaluations of Federal Reserve gold certificates, and other mechanisms characterized as budget-neutral (such as transfers from federal agencies using bitcoin acquired through asset forfeitures). In May 2026, legislation styled the American Reserve Modernization Act of 2026 was introduced in the U.S. House of Representatives, which would, among other things, establish the Bitcoin Reserve and a Digital Asset Stockpile in statute and require the consolidation of digital assets held by federal agencies within the U.S. Treasury Department. On September 16, 2026, the House Committee on Financial Services approved the legislation, as amended, by a vote of 28–21, advancing it for consideration by the full House of Representatives. Bills were also introduced in several state legislatures to authorize the acquisition of bitcoin by state governments or their instrumentalities, some of which have failed to pass.

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

Digital asset treasury companies risk.

Since 2020, a number of companies engaged in businesses outside the digital asset industry have begun to hold their corporate treasuries in digital assets instead of in fiat currency (“digital asset treasury companies”). In some cases, these companies have raised funds through financing or securities offerings and applied the proceeds to purchase digital assets, including bitcoin.

Digital asset treasury companies are a relatively new phenomenon and it is difficult to predict their long-term sustainability, and therefore their impact to digital asset markets, and to the Trust. In 2026, certain digital asset treasury companies have experienced significant declines in their market valuations, which may limit their ability to raise additional financing to acquire digital assets, including bitcoin, or increase pressure to sell their existing holdings. Digital asset treasury companies may increase procyclical dynamics in the market because they may purchase digital assets, such as bitcoin, when prices are rising and they may in certain circumstances be forced to sell such assets when prices are decreasing, potentially causing downward pressure on bitcoin prices in a falling market (causing prices to fall faster than they otherwise would). Digital asset treasury companies could cause greater volatility in digital asset markets, including markets for bitcoin. Negative events or sentiment surrounding digital asset treasury companies could affect the market for bitcoin. The foregoing or similar events involving digital asset treasury companies could adversely affect holders of Shares in the Trust.

Tokenization of the Shares by unaffiliated third parties could adversely affect the liquidity and trading price of the Shares.

On September 17, 2026, the SEC issued temporary, conditional exemptive relief permitting certain Tokenized Securities Venues (“TSVs”) to facilitate trading in tokenized NMS stocks, including exchange-traded products such as the Shares. Under this relief, the Shares may be tokenized by an unaffiliated third party and made available for trading on a TSV without the Trust’s or Sponsor’s affirmative consent, provided that the TSV gives the Trust prior written notice and the Trust does not object within 30 calendar days after receiving such notice. The Trust may not receive the notice sent by a TSV or may choose not to object to one or more of such notices. The Trust may also consider whether it will tokenize the Shares using an on-chain transfer agent. On September 1, 2026, the SEC also proposed amendments to its rules governing registered transfer agents, including changes addressing tokenized securities recordkeeping and the processing and safeguarding of securities. The proposal has not been adopted, and any final rules could affect the manner in which tokenized Shares are recorded or transferred, potentially creating additional costs or operational risks for the intermediaries involved.

Unaffiliated third parties, including issuers and trading platforms located outside the United States, also offer tokens and other digital instruments that are designed to track the price of, or provide economic exposure to, U.S.-listed equity securities, including exchange-traded products, and such instruments may reference the Shares. These instruments are not issued, sponsored or endorsed by the Trust or the Sponsor, are not subject to the notice and objection process that applies to TSVs, are generally not offered to U.S. persons and may not be registered with, or subject to oversight by, the SEC. As a result, the Trust and the Sponsor may not be aware that such instruments exist. Depending on their structure, they may take the form of derivative contracts with, or debt securities issued by, the third party, and they may or may not be backed by Shares held by a third party’s custodian. Such instruments may not confer any rights to assets held by the Trust or the Sponsor, and a holder’s rights instead are tied to the third party’s assets, custody and recordkeeping arrangements or its creditworthiness and performance.

If tokenized Shares were made available for trading on a TSV, or tokens referencing the Shares were offered outside the TSV framework, the Trust and the Sponsor would not control the trading or pricing mechanisms of the relevant venue or issuer or the custody arrangements for such tokens. Trading on separate venues, including at times when NASDAQ is closed, could fragment liquidity or cause such tokens to trade at prices that significantly differ from the market price of the Shares on NASDAQ or the Trust’s NAV, potentially adversely affecting the liquidity or trading price of the Shares. In addition, investors may not understand how such tokens differ from the Shares, and any failure, mispricing, insolvency, security breach, regulatory action or other adverse development involving such tokens or the venues or issuers that offer them, or any confusion about their relationship to the Trust, could adversely affect the reputation of the Trust or the Sponsor or the price or demand for the Shares.

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

•

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

•

Digital assets, including bitcoin, are controllable only by the possessor of both the unique public key and private key or keys relating to the Bitcoin network address, or “wallet,” at which the digital asset is held. Private keys must be safeguarded and kept private in order to prevent a third party from accessing the digital asset held in such wallet. One method of protecting private keys is “cold storage,” in which private keys are stored offline rather than on internet-connected devices. Although cold storage is generally considered a more secure means of safeguarding private keys, it does not eliminate the risk of theft or compromise, including through vulnerabilities in the hardware or software used to generate or safeguard private keys. For example, beginning in July 2026, attackers reportedly exploited a firmware vulnerability affecting certain Coldcard hardware wallets to derive private keys and steal approximately $116 million in bitcoin without physically accessing the affected devices. The loss, theft, compromise or destruction of a private key required to access a digital asset may be irreversible. If a private key is lost, stolen, destroyed or otherwise compromised and no backup of the private key is accessible, the owner would be unable to access the digital asset corresponding to that private key and the private key will not be capable of being restored by the digital asset network resulting in the total loss of the value of the digital asset linked to the private key.

•

Digital asset networks are dependent upon the internet. A disruption of the internet or a digital asset network, such as the Bitcoin network, would affect the ability to transfer digital assets, including bitcoin, and, consequently, their value.

•

The acceptance of software patches or upgrades by a significant, but not overwhelming, percentage of the users and miners in a digital asset network, such as the Bitcoin network, could result in a “fork” in such network’s blockchain, including the Bitcoin blockchain, resulting in the operation of multiple separate networks.

•

Governance of the Bitcoin network is by voluntary consensus and open competition. As a result, there may be a lack of consensus or clarity on the governance of the Bitcoin network, which may stymie the Bitcoin network’s utility and ability to grow and face challenges. In particular, it may be difficult to find solutions or marshal sufficient effort to overcome any future problems on the Bitcoin network, especially long-term problems.

•

Over the past decade, bitcoin mining operations have evolved from individual users mining with computer processors, graphics processing units and first‑generation application specific integrated circuit (“ASIC”) machines to “professionalized” mining operations using proprietary hardware or sophisticated machines. If the profit margins of bitcoin mining operations are not sufficiently high, including due to an increase in electricity costs or a decline in the market price of bitcoin, or if bitcoin mining operations are unable to arrange alternative sources of financing (e.g., if lenders refuse to make loans to such miners), bitcoin miners are more likely to immediately sell more bitcoin than they otherwise would, resulting in an increase in liquid supply of bitcoin, which would generally tend to reduce bitcoin’s market price.

•

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

•

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

•

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

•

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

•

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

•

Moreover, in the past, flaws in the source code for digital assets have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. For example, on September 6, 2026, a vulnerability in the software underlying the Liquid Network, a Bitcoin sidechain, was exploited to withdraw approximately 4,000 bitcoin from the network’s reserves. The cryptographic algorithms securing the Bitcoin network, in particular its elliptic-curve signature scheme, could prove vulnerable to advances in computing technology, particularly quantum computing. Quantum computing technology is an emerging phenomenon which, because it is still developing, makes it difficult to predict its ultimate effect on the future value of bitcoin and other digital assets. However, if quantum computing technology is able to advance and significantly increase its capacity relative to the capacity of today’s leading quantum computers, it could potentially undermine the viability of many of the cryptographic algorithms used across the world’s information technology infrastructure, including the cryptographic algorithms used for digital assets like bitcoin. In particular, bitcoin relies on public-key cryptography, including elliptic-curve signature schemes, to authorize transfers, and a sufficiently advanced quantum computer could potentially derive private keys from public keys that have been revealed on-chain or during the process of broadcasting and confirming transactions. The extent of this risk may depend on, among other things, address types, whether addresses are reused, whether public keys have been exposed, the timing and manner of transfers, and the wallet-generation, key-management and transaction-signing practices of the Bitcoin Custodian and other service providers. If quantum computing is able to advance in that way, there is a risk that quantum computing could result in the cryptography underlying the Bitcoin network becoming ineffective, which, if realized, could compromise the security of the Bitcoin network, or allow a malicious actor to compromise the wallets holding bitcoin owned by the Trust or others on the Bitcoin network, which would result in losses to Shareholders. The potential risks posed by advances in quantum computing have also attracted attention from U.S. policymakers. On August 24, 2026, the U.S. Treasury Department announced the establishment of a Quantum‑Readiness Task Force to support the financial sector’s transition to post-quantum cryptography, including a workstream focused on digital assets and emerging technology risks. While various actors in the Bitcoin community are taking steps to enable the use of post-quantum or quantum‑resistant cryptographic algorithms, there is no guarantee that new post-quantum or quantum‑resistant architectures will be built and appropriate transitions will be implemented across the network at scale in a timely manner or that any such transition would occur without bugs, security vulnerabilities, increased transaction costs, reduced network functionality or other disruption; any such changes could require the achievement of broad consensus within the Bitcoin network community and a fork (or multiple forks), and there can be no assurance that such consensus would be achieved or the changes implemented successfully. See “—Changes in the governance of a digital asset network may not receive sufficient support from users and miners, which may negatively affect that digital asset network’s ability to grow and respond to challenges” and “—A temporary or permanent “fork” could adversely affect the value of the Shares.” If any of the foregoing were to occur, it could result in losses to Shareholders. In any of these circumstances, a malicious actor may be able to compromise the security of the Bitcoin network or take the Trust’s bitcoin, which would adversely affect the value of the Shares. In addition, because a significant amount of bitcoin is held in addresses whose public keys have already been exposed, a sufficiently advanced quantum computer could be used to misappropriate that bitcoin, even if the Trust’s own bitcoin were not compromised, undermining confidence in the Bitcoin network and depressing the price of bitcoin, which would adversely affect the value of the Shares. Moreover, the functionality of the Bitcoin network may be negatively affected such that it is no longer attractive to users, thereby dampening demand for bitcoin. Even if another digital asset other than bitcoin were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Shares.

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

Depending on its characteristics, a digital asset may be considered a “security” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements made in the past by senior officials at the SEC and endorsed by its previous Chairman in a letter to a member of Congress appeared to indicate that the SEC did not consider bitcoin to be a security, at least currently, and the staff has provided informal assurances to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the promoters of several other digital assets on the basis that the digital assets in question are securities.

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

On August 18, 2026, the SEC proposed Regulation Crypto Assets, which would establish registration exemptions for certain investment contracts involving crypto assets and a conditional safe harbor addressing when a crypto asset ceases to be subject to an investment contract. The proposal has not been adopted, may be revised or withdrawn, and does not address exchange-traded products such as the Trust. The Sponsor cannot predict whether Regulation Crypto Assets will be adopted or how these or other regulatory developments could affect digital asset markets, the price of bitcoin or the value of the Shares.

Notwithstanding the SEC’s current interpretation that bitcoin is not itself a security, a court could reach a different conclusion under existing law, or future legislative or regulatory developments could result in bitcoin being treated as a security under the federal securities laws. Any such determination or development could materially adversely affect the Trust and the value of the Shares.

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

If a digital asset is determined or asserted to be a security, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied in the United States through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars. For example, in 2020 the SEC filed a complaint against the issuer of XRP, Ripple Labs, Inc., and two of its executives, alleging that they raised more than $1.3 billion through XRP sales that should have been registered under the federal securities laws, but were not. In the years prior to the SEC’s action, XRP’s market capitalization at times reached over $140 billion. However, in the weeks following the SEC’s complaint, XRP’s market capitalization fell to less than $10 billion, which was less than half of its market capitalization in the days prior to the complaint. Although the SEC and Ripple reached a settlement in August 2025 to resolve the enforcement action and to dismiss their respective court appeals, which has largely been viewed as positive in the digital assets market, there remains continued uncertainty as to the regulatory framework that will be applied by the SEC and courts to digital assets. Such uncertainty may remain until legislation providing a regulatory framework is adopted.

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

A number of foreign jurisdictions have taken regulatory action aimed at digital asset activities. China has made transacting in crypto assets illegal for Chinese citizens in mainland China, and additional restrictions may follow. Both China and South Korea have banned initial coin offerings entirely and regulators in other jurisdictions, including Canada, Singapore and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations. In May 2021, the Chinese government announced renewed efforts to restrict crypto asset trading and mining activities. Regulators in the Inner Mongolia and other regions of China have proposed regulations that would create penalties for companies engaged in crypto asset mining activities and introduce heightened energy saving requirements on industrial parks, data centers and power plants providing electricity to crypto asset miners. The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. The United Kingdom’s Financial Services and Markets Act 2023 (the “FSMA”) received royal assent in June 2023. According to publicly available government materials, the FSMA brings digital asset activities within the scope of existing laws governing financial institutions, markets and assets. In addition, the Parliament of the European Union approved the text of the Markets in Crypto-Assets Regulation (“MiCA”) in April 2023, establishing a regulatory framework for digital asset services across the European Union. Certain parts of MiCA became effective as of June 2024 and the remainder became effective as of December 2024. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. The transitional period for crypto-asset service providers under MiCA ended on July 1, 2026. In June 2026, the United Kingdom’s Financial Conduct Authority published final cryptoasset rules, which are expected to take effect in October 2027.

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

Current and future federal or state legislation, CFTC and SEC rulemaking and other regulatory developments may impact the manner in which bitcoin is treated. In particular, although the Interpretive Release classified bitcoin as a digital commodity and not a security under U.S. federal securities laws, bitcoin may nonetheless in the future be classified by the CFTC as a “commodity interest” under the CEA, or a court or a future SEC administration could conclude that bitcoin is a “security” under U.S. federal securities laws notwithstanding the Interpretive Release. The Sponsor, the Trustee and the Trust cannot be certain as to how future regulatory developments will impact the treatment of bitcoin under the law. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Trust. If the Sponsor decides to terminate the Trust in response to the changed regulatory circumstances, the Trust may be dissolved or liquidated at a time that is disadvantageous to Shareholders.

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

On October 5, 2026, the CFTC issued an advance notice of proposed rulemaking concerning Regulation Crypto Asset Transactions (“Regulation CTX”) and Regulation Crypto Asset Markets (“Regulation CAM”), seeking comment on potential rules governing certain retail crypto asset transactions and an optional federal registration framework for crypto asset trading venues. The CFTC has not proposed or adopted rules through this notice, and any subsequent rulemaking could affect the operation of digital asset trading platforms, trading activity or liquidity in bitcoin markets, which could adversely affect the price of bitcoin and the value of the Shares.

To the extent that bitcoin is deemed to fall within the definition of a security under U.S. federal securities laws, the Trust, the Trustee and the Sponsor may be subject to additional requirements under the Investment Company Act and the Sponsor or the Trustee may be required to register as an investment adviser under the Advisers Act. Such additional registration may result in extraordinary, recurring and/or non-recurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor or the Trustee determines not to comply with such additional regulatory and registration requirements, the Trustee will terminate the Trust. Any such termination could result in the liquidation of the Trust’s bitcoin at a time that is disadvantageous to Shareholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 40,000 Shares (2 Baskets) were redeemed during the quarter ended September 30, 2026.

Period	Total Number of Shares Redeemed	Average Price Paid Per Share
07/01/26 to 07/31/26	40,000	$51.1555
08/01/26 to 08/31/26	—	—
09/01/26 to 09/30/26	—	—
Total	40,000	$51.1555

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Trust hereby incorporates by reference herein Exhibit 99.1 of this report, which includes information provided by Malaysia Airports Holdings Berhad.

Item 6. Exhibits

Exhibit No.	Description
3.1

Certificate of Trust of iShares Bitcoin Premium Income ETF incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (File No. 333-292938) filed by the Registrant on January 26, 2026

4.1	Second Amended and Restated Trust Agreement incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1/A (File No. 333-292938) filed by the Registrant on June 10, 2026

4.2	Form of Authorized Participant Agreement incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-1/A (File No. 333‑292938) filed by the Registrant on May 8, 2026

10.1

Investment Advisory Agreement with BlackRock Financial Management, Inc. incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1/A (File No. 333-292938) filed by the Registrant on May 8, 2026

10.2

Third Amended and Restated Coinbase Prime Broker Agreement incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1/A (File No. 333-292938) filed by the Registrant on April 1, 2026

10.3

Amendment to the Third Amended and Restated Coinbase Prime Broker Agreement incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1/A (File No. 333-292938) filed by the Registrant on April 1, 2026

10.4

Joinder and Amendment to the Coinbase Prime Broker Agreement incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1/A (File No. 333-292938) filed by the Registrant on April 1, 2026

10.5

Coinbase Custody Custodial Services Agreement (included as Exhibit A in Exhibit 10.2) incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1/A (File No. 333-292938) filed by the Registrant on April 1, 2026

10.6

Services Agreement with The Bank of New York Mellon, as Cash Custodian, Securities Custodian, and Trust Administrator incorporated by reference to Exhibit 10.6 of the Form 10-Q (File No. 001-43350) filed by the Registrant on August 11, 2026

10.7

Amendment to the Services Agreement with Bank of New York Mellon, as Cash Custodian, Securities Custodian, and Trust Administrator incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1/A (File No. 333-292938) filed by the Registrant on May 8, 2026

10.8

Master Custody Service Agreement with Anchorage Digital Bank N.A. incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1/A (File No. 333-292938) filed by the Registrant on April 1, 2026

10.9

First Amendment to Master Custody Service Agreement with Anchorage Digital Bank N.A. incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1/A (File No. 333-292938) filed by the Registrant on April 1, 2026

10.10

Amendment to the Services Agreement with Bank of New York Mellon, as Securities Custodian incorporated by reference to Exhibit 10.10 of the Registration Statement on Form S-1/A (File No. 333-292938) filed by the Registrant on May 29, 2026

10.11	ETF Services Agreement with BRIL incorporated by reference to Exhibit 10.11 of the Registration Statement on Form S-1/A (File No. 333‑292938) filed by the Registrant on May 29, 2026

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

99.1*	Section 13(r) Disclosure

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,
Sponsor of the iShares Bitcoin Premium Income ETF (registrant)

/s/ Jay Jacobs

Jay Jacobs
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	November 6, 2026

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	November 6, 2026

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.